Form 10-Q
period 2010-03-31
ATTUNE RTD
filed 2010-06-28
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended March 31, 2010

Commission File Number 333-147104

Attune RTD.
(Exact name of Registrant as specified in its charter)

Nevada	32-0212241
(State of Incorporation)	(IRS Employer ID Number)

3700 B Tachevah Road
Palm Springs CA
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐                                                                                  Accelerated Filer ☐
Non-accelerated filer ☐                                                                    Smaller reporting company ☒
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of registrant's shares of common stock, $0.0166 par value, outstanding as of June 25, 2010 was 22,947,037

TABLE OF CONTENTS

Page

		Page

PART I	FINANCIAL INFORMATION	3
Item I	Financial Statements (Unaudited)	3
	Balance Sheets At March 31, 2010 (Unaudited) and December 31, 2009	F-2
	(Unaudited) Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2010	F-3
	(Unaudited) Statement of Changes in Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2010 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2010	F-4
	(Unaudited) Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2010	F-5
	Notes To Condensed Financial Statements March 31, 2010 (Unaudited)	F-6
Item 2	Management’s Discusision and Analysis of Financial Condition and Results of Operations	4
Item 4T	Controls and Procedures	7

PART II	OTHER INFORMATION

Item1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Other Information	8
Item 5.	Exhibits	8

SIGNATURES		9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ATTUNE RTD
(a development stage company)

Financial Statements

For the Three Months Ended March 31, 2010 and 2009
and the Period from July 14, 2007 (Inception of Development Stage) to March 31, 2010

TABLE OF CONTENTS

Page

Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	F-2

Unaudited Statements of Operations for the three months ended March 31, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2010	F-3

Unaudited Statements of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2010 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2010	F-4

Unaudited Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2010	F-5

Notes to Unaudited Financial Statements	F-6

Attune RTD
(a development stage company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current Assets
Cash	$63,278	$106,496

Total Current Assets	63,278	106,496

Property and Equipment, net	12,926	13,809

Loans Receivable from Officers	-	175,825
Deferred Patent Costs	41,379	41,378
Trademark costs	2,207	-
Security Deposit	1,800	1,800

Total Assets	$121,590	$339,308

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$152,364	$127,358
Accrued Salaries	190,636	175,239
Accrued Expenses	9,897	-
Liability to Guarantee Equity Value	118,980	83,980
Capital lease obligation	1,881	1,881

Total Current Liabilities	473,758	388,458

Long Term Liabilities
Capital lease obligation - less current portion	1,212	1,779

Total Liabilities	474,970	390,237

Commitments and Contingencies (See Note 6)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
March 31, 2010 and December 31, 2009, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	359,196	355,889
21,638,366 and 21,439,145 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively
Additional Paid-in Capital	1,027,812	1,086,773
Deficit accumulated during development stage	(1,756,988)	(1,510,191)

Total Stockholders' Equity (Deficit)	(353,380)	(50,929)

Total Liabilities and Stockholders' Equity (Deficit)	$121,590	$339,308

The accompanying unaudited notes are an integral part of these financial statements.

Attune RTD
(a development stage company)
Statements of Operations

			Period from July 14, 2007
	Three Months Ended		(Inception of Development Stage)
	March 31, 2010	March 31, 2009	to March 31, 2010

Revenues	$-	$-	$-

Operating Expenses
Advertising and Promotions	5,700	-	87,560
Contributed Services	-	-	111,781
Depreciation Expense	883	803	5,447
Legal Expense	24,000	-	37,500
Marketing Expense	16,865	-	57,100
Payroll Expense	64,014	66,874	508,917
Product Development	-	8,676	124,176
Professional Fees	29,201	8,256	177,990
Rent Expense	5,402	3,463	37,982
Research and Development	-	-	15,682

Other Operating Expenses (including stock based	88,661	12,926	546,417
expenses of $7,350 and $0 for the three
months ended March 31, 2010 and 2009,
respectively)

Total Operating Expenses	234,726	100,998	1,710,552

Loss from Operations	(234,726)	(100,998)	(1,710,552)

Other income (expense)
Gain on asset theft, net	-	-	29,125
Interest Expense	-	-	(1,678)
Interest Income	-	-	15,825
(Loss) Gain on Debt conversion, net	(12,071)	-	(89,708)

Total Other income (expense)	(12,071)	-	(46,436)

Net Loss	(246,797)	(100,998)	(1,756,988)

Preferred stock dividends	(4,993)	-	(54,980)

Net loss applicable to common stockholders'	$(251,790)	$(100,998)	$(1,811,968)

Net loss per common share applicable to common stockholders':
Basic and diluted	$(0.01)	$(0.03)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	21,478,995	15,456,779	17,272,951
The accompanying unaudited notes are an integral part of these financial statements.

Attune RTD
(a development stage company)
Statements of Changes in Stockholders' Equity (Deficit)
for the three months ended March 31, 2010 and the period from
July 14, 2007 (Inception of Development Stage) to March 31, 2010
						Deficit Accumulated During Development Stage
							Total
	Preferred Stock - Class B		Common Stock - Class A		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital		Equity (Deficit)

Balance July 14, 2007 (Inception of Development Stage)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash	133,333	2,213	224,000	3,718	75,069	-	81,000

Offering Costs	-	-	-	-	(2,500)	-	(2,500)

Issuance of stock for services	866,667	14,387	14,050,000	233,230	53,213	-	300,830

Valuation of officer's contributed services	-	-	-	-	111,781	-	111,781

Net loss, July 14, 2007, (Inception of Development Stage) to December 31, 2007	-	-	-	-	-	(441,633)	(441,633)

Balance at December 31, 2007	1,000,000	$16,600	14,274,000	$236,948	$237,563	$(441,633)	$49,478

Issuance of common stock for cash	-	-	2,352,803	39,057	321,193	-	360,250

Offering costs	-	-	-	-	(1,500)	-	(1,500)

Issuance of stock for services	-	-	169,000	2,805	31,725	-	34,530

Issuance of stock for debt settlement	-	-	100,000	1,660	13,340	-	15,000

Net loss, year ended December 31, 2008	-	-	-	-	-	(422,612)	(422,612)

Balance at December 31, 2008	1,000,000	$16,600	16,895,803	$280,470	$602,321	$(864,245)	$35,146

Issuance of common stock for cash	-	-	3,688,438	61,228	376,207	-	437,435

Offering costs	-	-	-	-	(7,000)	-	(7,000)

Issuance of stock for services	-	-	66,333	1,101	10,049	-	11,150

Issuance of stock for debt settlement	-	-	788,571	13,090	105,196	-	118,286

Net loss, year ended December 31, 2009	-	-	-	-	-	(645,946)	(645,946)

Balance at December 31, 2009	1,000,000	$16,600	21,439,145	$355,889	$1,086,773	$(1,510,191)	$(50,929)

Issuance of common stock for cash	-	-	399,716	6,635	91,865	-	98,500

Issuance of stock for debt settlement, net of reclass to liability to guarantee equity value	-	-	160,000	2,656	18,344	-	21,000

Issuance of stock as gift	-	-	21,000	349	7,001	-	7,350

Redemption of Stock by Officers for Loan Repayment	-	-	(521,439)	(8,656)	(173,848)	-	(182,504)

Shares subject to guarantee	-	-	139,944	2,323	(2,323)	-	-

Net Loss for the three months ended March 31, 2010	-	-	-	-	-	(246,797)	(246,797)

Balance at March 31, 2010	1,000,000	$16,600	21,638,366	$359,196	$1,027,812	$(1,756,988)	$(353,380)

The accompanying unaudited notes are an integral part of these financial statements.

Attune RTD
(a development stage company)
Statements of Cash Flows

	Three Months Ended March 31,		Period from July 14, 2007 (Inception of Development Stage) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net Loss	$(246,797)	$(100,998)	$(1,756,988)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	-	-	346,510
Contributed Capital	-	-	111,781
Depreciation and Amortization	883	803	5,447
Interest expense on conversion to Class A common stock	-	-	449
Loss (Gain) on conversions of debt to Class A common stock, net	12,071	-	109,708
Gain on asset theft, net	-	-	(29,125)
Stock issued as gifts	7,350	-	7,350
Changes in Assets and Liabilities:
Security Deposit	-	-	(1,800)
Accounts Payable	62,255	(24,870)	253,593
Accrued Expenses	9,897	(11,503)	9,897
Accrued Salaries	15,397	20,000	190,636

NET CASH USED IN OPERATING ACTIVITIES	(138,944)	(116,568)	(752,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(1,151)	(13,151)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	(2,207)	-	(2,207)
Insurance proceeds on asset theft	-	-	30,961

NET CASH USED IN INVESTING ACTIVITIES	(2,207)	(1,151)	(201,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	98,500	103,333	932,185
Offering costs related to the Sale of Class A - Common Stock	-	(4,000)	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	(567)	(567)	(3,965)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,933	98,766	1,017,420

NET INCREASE (DECREASE) IN CASH	(43,218)	(18,953)	63,278

CASH AT BEGINNING OF PERIOD	106,496	22,513	-

CASH AT END OF PERIOD	$63,278	$3,560	$63,278

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$-	$-	$222
Income Tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$37,250	$-	$52,250
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a stockholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$35,000	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$175,825	$-	$175,825

The accompanying unaudited notes are an integral part of these financial statements.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

1.                 NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Attune RTD (“the Company”, "us", "we", "our") was incorporated on December 19, 2001, as Catalyst Set Corporation.  We were dormant until July 14, 2007.  On September 7, 2007, we changed our name to Interfacing Technologies, Inc; and on March 24, 2008, we changed our name to Attune RTD.

We were formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

We are presented as in the development stage from July 14, 2007 (Inception of Development Stage) through March 31, 2010.  To-date, our business activities during our development stage has been corporate formation, raising capital and the development and patenting of our products with the goal to enter the commercial marketplace in the near future.

We have prepared the interim condensed financial statements included herein in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of our management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended March 31, 2010 and 2009 and our financial position as of March 31, 2010  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements.  Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2009.  The December 31, 2009 balance sheet is derived from those statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited financial statements include the estimates of depreciable lives and valuation of property and equipment, allowances for losses on loans receivable, valuation of deferred patent and trademark costs, valuation of equity based instruments issued for other than cash, valuation of officer's contributed services, and the valuation allowance on deferred tax assets.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2010.

DEFERRED PATENT COSTS

Patent costs are stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”).  We will write-off any currently capitalized costs for patents not granted by the USPTO.  Currently, we have three patents pending with the USPTO. See Note 7 Subsequent events.

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of our products are expensed when incurred, and are included in operating expenses.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
ADVERTISING

We conduct advertising for the promotion of our products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $5,700 and $0 for the three months ended March 31, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with generally accepted accounting principles (ASC 718-20) which requires companies to estimate and recognize the fair value of stock-based awards to employees and directors.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, including cash, loans receivable and current liabilities, approximate fair value because of their short maturities.  Based upon our estimate of our current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of loans payable, and capital lease obligations approximate fair value.  We adopted the provisions of SFAS 157 (ASC 820) on January 1, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Financial Statements of our Annual Report on Form S-1/A for the year ended December 31, 2009 which affect or may affect our interim financial statements.

2.	GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern.  For the three months ended March 31, 2010, we had a net loss of $246,797; net cash used in operations of $138,944 and were a development stage company with no revenues.  In addition, as of March 31, 2010, we had a working capital deficit of $410,480, and a deficit accumulated during the development stage of $1,756,988.

These conditions raise substantial doubt about our ability to continue as a going concern.  These condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute our business plan, we will need to raise additional working capital and generate revenues.  There can be no assurance that we will be able to obtain the necessary working capital or generate revenues to execute our business plan.

Management’s plan in this regard, includes completing product development, generating marketing agreements with product distributors and raising additional funds through a private placement offering of Company's common stock.

Our Management believes our business development and capital raising activities will provide us with the ability to continue as a going concern.

3.           LOANS RECEIVABLE FROM OFFICERS

Pursuant to two separate unsecured promissory notes with our chief executive officer and our chief financial officer (borrowers) dated August 1, 2007, each borrower may borrow an amount equal to or less than $90,000 each at a rate of 5.75%.  Principal and interest are due under the terms of the loans on or before January 31, 2017.  Total principal and interest due under the loans as of March 31, 2010 and December 31, 2009 were $0 and $175,825 respectively.  During the three months ended March 31, 2010 the loans that were outstanding at December 31, 2009 were fully repaid by the redemption of common stock from the officers, in an amount satisfactory enough to settle the obligation in its entirety, see Note 5.

4.	RELATED PARTY TRANSACTIONS

As of March 31, 2010 and December 31, 2009, we owed two of our officers, accrued salary of $190,636 and $175,239 respectively, based on the terms of their employment contracts.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

In January 2010, certain officer shares were redeemed, See Note 5.

5.           COMMON STOCK

We have two classes of stock.  The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share.  The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized and the holders of the Class B Participating Cumulative Preferred Super-voting Stock are entitled to one hundred votes per share.  The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.  For the three months ended March 31, 2010, the board of directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of March 31, 2010 was $54,980.

Class A Common Stock

Issuances of our common stock during the three months ended March 31, 2010, included the following:

Shares Issued for Cash

399,716 shares of Class A common stock were issued for $98,500 cash with various prices per share ranging from $0.20 to $0.35.  In conjunction with the cash investments, certain investors were granted warrants convertible into 200,000 Class A common shares when exercised. The warrants are exercisable at $0.40 per share into class A Common stock and expire on April 15, 2013.

Shares Issued as Gifts

On January 4, 2010, we gifted 21,000 shares of common stock to three unrelated parties at $0.35 per share based on contemporaneous cash sales prices.  The total value of the share gifts were $7,350 which was expensed during the three months ended March 31, 2010.

Shares Issued in Conversion of liabilities

In January 2010, 20,000 shares of Class A common stock were issued upon conversion of a $6,000 liability from a vendor.  The shares were valued at $7,000 or $0.35, based on a contemporaneous cash sales price. We recognized a loss on the conversion of $1,000.

In February 2010, 20,000 shares of Class A common stock were issued upon conversion of a $7,250 liability from a vendor.  The shares were valued at $7,000 or $0.35, based on a contemporaneous cash sales price.  We recognized a gain on the conversion of $250.

In March 2010, 120,000 shares of Class A common stock were issued upon conversion of a $24,000 liability from a vendor.  The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000.  We agreed with the vendor, prior to conversion, that we would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by us in cash or through the issuance of additional common stock.  As a result, we recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000.  The cumulative liability to guarantee equity value from fiscal 2009 and 2010 totaled $118,980 as of March 31, 2010.

Redemption of Shares

In January 2010, our Chief Executive Officer and Chief Financial Officer redeemed 521,439 shares (collectively) of their common stock, with a value of $0.35 per share, based on contemporaneous cash sales, to satisfy an outstanding debt obligation with us  arising from two separate unsecured promissory notes dated August 1, 2007.  The value of the note receivable was $175,825 upon conversion and accordingly, we recognized a gain on conversion of $6,679.

6.	COMMITMENTS AND CONTINGIENCIES

Employment and operating Agreements

Effective March 26, 2008, we entered into two employment agreements with our Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of March 31, 2010 and December 31, 2009, we owed our officers $190,636 and $175,239, respectively, based on the terms of the agreement.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

We have a written agreement with a marketing firm for their services.  The firm will receive 5% of total revenues plus 5% of revenue payable in stock grants at $0.32 cents per share for three years beginning in December 2008 and ending in November 2011.  No revenues have been generated to date.

Operating Leases

We currently lease office space under a long-term operating lease agreement expiring on September 30, 2010.  Within sixty days of expiration, we have the option to extend the lease for an additional five years.  In March 2010, the lease was extended for a period of one year beginning on October 1, 2010 and ending on September 30, 2011.  Rent was set with the new lease agreement at $1,400 per month.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2010 and, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

7.	SUBSEQUENT EVENTS

In May and June 2010, we issued a total of 125,485 shares of Class A common stock for services. These shares were valued at $0.35 per share and we will recognize an expense of $43,920.  20,000 of the issued shares were personal shares of two of our officers which they returned and were issued for the above services.

In June 2010, we issued 400,000 shares of Class A common stock to two officers, 200,000 individually, as a bonus incentive. The shares were immediately vested.  The share grants were valued at $140,000 or $0.35 per share based on contemporaneous cash sales prices.  This amount will be expensed in the second fiscal quarter.

Subsequent to March 31, 2010, one of our patents was approved. As a result, we will begin amortizing the patent cost in the second quarter of 2010.

From April 1, 2010 through June 25, 2010, 553,185 shares of Class A common stock were issued for $109,199 cash with various prices per share ranging from $0.10 to $0.35. In conjunction with the cash investments, certain investors were granted warrants totaling 700,000 shares of Class A Common Stock when exercised.  The warrants are exercisable at $0.40 per share into 1 share of class A Common stock and expire on April 15, 2013.

In June 17, 2010, we issued 250,000 shares of our Class A Common Stock to CitiVAC IR in exchange for consulting, promotional and marketing services. The shares were valued at $0.35 based on contemporaneous cash sales prices. The total value of the grant was $87,500 and will be recognized over the three month term of the contract.

In June 2010, we registered 4,000,000 shares of our Class A Common Stock pursuant to our 2010 Equity Incentive Plan which was also enacted in June 2010. Our Board of Directors has authorized the issuance of the Class A Shares to Employees upon effectiveness of a recently issued Registration Statement. The Equity Incentive Plan is intended to compensate Employees for services rendered. The Employees who will participate in the 2010 Equity Incentive Plan have agreed or will agree in the future to provide their expertise and advice to us for the purposes and consideration set forth in their written agreements pursuant to the 2010 Equity Incentive Plan. The services to be provided by the Employees will not be rendered in connection with: (i) capital-raising transactions; (ii) direct or indirect promotion of our Class A Common Shares; (iii) maintaining or stabilizing a market for our Class A Common Shares. Our Board of Directors may at any time alter, suspend or terminate the Equity Incentive Plan.

Management evaluated all of our activity through the issuance date of our financial statements and concluded that other than as disclosed above,  no additional subsequent events have occurred that would require recognition in the financial statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as "projects," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," "would," "could," "will," "opportunity," "potential" or "may," and variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act).

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the us in those statements.  The most important factors that could prevent us from achieving our  stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our ailure to earn revenues or profits;

(d)	inadequate capital to continue or expand our business, inability to raise additional capital or financing to implement our business plan;

(e)	failure to commercialize our technology or to make sales;

(f)	reductions in the demand for our products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties; and

(i)	insufficient revenues to cover operating costs, resulting in persistent losses.

There is no assurance that we will be profitable.  We  may not be able to successfully develop, manage or market our products and services. We  may not be able to attract or retain qualified executives and other personnel.  Intense competition may suppress the prices that we  can charge for our products and services, hindering profitability or causing losses.  We may not be able to obtain customers for our products or services.  Government regulation may hinder our business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. We are exposed to other risks inherent in our businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.  We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW

Attune RTD (“ the Company”, “us”, ”we” or ”our”) was incorporated on December 19, 2001, under the name Catalyst Set Corporation and was dormant until July 14, 2007.  On September 7, 2007, we changed our name to Interfacing Technologies, Inc.; and on March 24, 2008, we changed our name to Attune RTD.

We were formed to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

We were a  development stage company from July 14, 2007 (Inception of Development Stage) through March 31, 2010.  To-date, our business activities during development stage have been corporate formation, raising capital and the development and patenting of our products with the hopes of entering the commercial marketplace in the near future.

Critical Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited financial statements include the estimates of depreciable lives and valuation of property and equipment, allowances for losses on loans receivable, valuation of deferred patent and trademark costs, valuation of equity based instruments issued for other than cash, valuation of officer's contributed services, and the valuation allowance on deferred tax assets.

Stock Based Compensation: Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with generally accepted accounting principles (ASC 718-20) which requires companies to estimate and recognize the fair value of stock-based awards to employees and directors.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

Fair Value of Financial Instruments: The carrying amounts of our financial instruments, including cash, loans receivable and current liabilities, approximate fair value because of their short maturities.  Based upon our estimate of our  current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of loans payable, and capital lease obligations approximate fair value.  We adopted the provisions of SFAS 157 (ASC 820) on January 1, 2008.

Changes in Accounting Principles:  No significant changes in accounting principles were adopted during  the first three months of fiscal 2010.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue.   For both quarters ended March 31, 2010 and 2009, we have not had any revenues. We are in the development stage and for the first three months of 2010 have been involved in the rollout and testing of our first products into the Texas market.

Gross Profit.  Since we do not have  revenues, we do  not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses.  Total operating expense was $234,726 for the three months ended March 31, 2010, compared to $100,998 for the same period in 2009, an increase of 132%. This increase was primarily caused by increased operating expenses related to us moving towards finalizing our first product and beginning field testing. Of this increase, approximately $53,000 related to professional fees (legal, accounting, and audit fees) for the filing of our Registration Statement on Form  S-1 and the required audits and reviews required  in connection with the Form S-1. The other large increase was in our subcontracted services expense. This item increased by approximately $71,000 from the quarter of the previous year. Employee-related costs decreased from $66,874 to $64,014 a decrease of 4.3%.

 Provision for Income Taxes.  Our income taxes for the three months ended March 31, 2010 were $0, compared to $0 for the same period in 2009.  We did not incur any federal tax liability for the three months ended March 31, 2010 and 2009 because we incurred operating losses in these periods.

Net Earnings.  We generated net losses of approximately $246,800 for the three months ended March 31, 2010 compared to approximately $101,000 for the same period in 2009, an increase of 144%.

Liquidity and Capital Resources

General.  At March 31, 2010, we had cash of $63,278. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $139,000 for the three months ended March 31, 2010, and we used cash in operations of approximately $117,000 for the same period in 2009. The principal elements of cash flow from operations for the three months ended March 31, 2010 included a  net  loss of $246,797 offset by: depreciation expense of $883,  stock-based expenses of $7,350, loss on debt conversions of $12,071 and an increase investment in operating working capital elements of approximately $88,000.

Cash used in investing activities during the three months ended March 31, 2010 was $2,207 compared to $1,151 during the same period in 2009.

Cash received in our financing activities was $97,933 for the three months ended March 31, 2010, compared to cash received of approximately $98,766 during the same period in 2009.

As of March 31, 2010, current liabilities exceeded current assets by 7.5 times or by $410,480. Current assets decreased 41% from $106,496 at December 31, 2009 to $63,278 at March 31, 2010 while current liabilities increased 22% to $473,758 at March 31, 2010 from $388,458 at December 31, 2009. As a result, our working capital decreased from a deficit of $281,962 at December 31, 2009 to a deficit of $410,480 at March 31, 2010.

We do not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  We  intend to seek additional capital and long term debt financing to attempt to overcome our working capital deficit.  We are currently making a private placement of our stock to raise capital, but there is no assurance that the   can raise sufficient capital or obtain sufficient financing to enable us to sustain monthly operations.  In order to address our working capital deficit, we also intend to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, and (iii) increase sales of our existing products and services. There may not be sufficient funds available to us to enable us  to remain in business and our needs for additional financing are likely to persist.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009.  In addition, We have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available to us when and to the extent we require, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult for us to raise capital.

Related Party Transactions

For information on related party transactions and there financial impact, see Note 4 to the unaudited condensed financial statements.

Recently Issued Accounting Standards

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Financial Statements of our Annual Report on Form S-1/A for the year ended December 31, 2009 which affect or may affect our interim financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the disclosure of our controls and procedures were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We are  undertaking to improve our  internal control over financial reporting and improveour disclosure controls and procedures.  As of December 31, 2009, we had identified the following material weaknesses which still exist as of March 31, 2010 and through the date of this report:

As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.  On February 22, 2010 we adopted  a written code of ethics that governs our employees, officers and directors.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.                Legal Proceedings

None

Item 1A.            Risk Factors

Not applicable to smaller reporting companies.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, we issued 720,660 shares of our Class A common stock. 399,716 shares were issued for cash and the remainder was issued for debt conversions and gifts. In addition, in January 2010 the two officers redeemed 521,439 shares of their Class A common stock as settlement of their outstanding loans with us.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

None.

Item 6.              Exhibits and Reports on Form 8-K

(a)           Exhibits

EXHIBIT NO.                           DESCRIPTION
3.1	Articles of Incorporation(1)
3.2	First Amendment to Articles of Incorporation(1)
3.3	Second Amendment to Articles of Incorporation(1)
3.4	By-laws of Attune RTD(1)
3.5	Name Change Amendment to Articles(1)
4.5	1 Form of common stock Certificate of the Attune RTD (1)
10.1	Shareholder Loan Documents(1)
10.2	Property Lease (1)
10.3	Agreement USFI Marketing Communications (1)
10.4	Form of employee proprietary rights agreements(1)
10.5	Promissory Note – Davis(1)
10.6	Promissory Note – Bianco(1)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Attune RTD 2010 Equity Incentive Plan (2)

(1)	Incorporated by reference to an exhibit to our Registration Statement on Form S-1, filed with the Commission on December 8, 2009, declared effective on May 14, 2010
(2)	Incorporated by reference to an exhibit to our Registration Statement on Form S-8, filed with the Commission on June 23, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2010                                                                Attune RTD

ATTUNE RTD

/s/ Shawn Davis	President	June 28, 2010
Shawn Davis

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn Davis	Director, Principal Executive Officer	June 28, 2010
Shawn Davis

/s/ Thomas Bianco	Treasurer and Principal Financial Officer and	June 28, 2010
Thomas Bianco	Principal Accounting Officer, Director

/s/ Paul Davis	Vice President, Director	June 28, 2010
Paul Davis

/s/ Timothy Smith	Secretary	June 28, 2010
Timothy Smith