Form 10-Q
period 2010-06-30
ATTUNE RTD
filed 2010-08-16
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934
For the Period ended June 30, 2010

Commission File Number 333-147104

Attune RTD.
(Exact name of Registrant as specified in its charter)

Nevada	32-0212241
(State of Incorporation)	(IRS Employer ID Number)

3700 B Tachevah Road
Palm Springs CA 92262
 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company under Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐                                                                                  Accelerated Filer ☐
Non-accelerated filer ☐                                                                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Attune RTD is referred to herein as “the Company”, “us”, ”we”, or ”our”.

As of August 13, 2009, we had 23,410,549 shares of our common stock, $0.0166 par value, outstanding.

TABLE OF CONTENTS
		Page
PART I	FINANCIAL INFORMATION	3
Item I	Financial Statements (Unaudited)	3
	Condensed Balance Sheets At June 30, 2010 (Unaudited) and December 31, 2009	5
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to June 30, 2010 (Unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to June 30, 2010 Unaudited	7
	Notes To (Unaudited) Condensed Financial Statements June 30, 2010 (Unaudited)	8
Item 2	Management’s Discusision and Analysis of Financial Condition and Results of Operations	14
Item 4T	Controls and Procedures	17

PART II	OTHER INFORMATION	18
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Reserved	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form S-8	18

SIGNATURES		19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ATTUNE RTD
(a development stage company)

Financial Statements

For the Three And Six Months Ended June 30, 2010 and 2009
and the Period from July 14, 2007 (Inception of Development Stage) to June 30, 2010

TABLE OF CONTENTS

Page

Condensed Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	5

Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to June 30, 2010 (Unaudited)	6

Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to June 30, 2010 (Unaudited)	7

Notes to Unaudited Condensed Financial Statements June 30, 2010 (unaudited)	8

Attune RTD
(a development stage company)
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current Assets
Cash	$42,648	$106,496
Prepaid Expenses	72,918	-

Total Current Assets	115,566	106,496

Property and Equipment, net	12,043	13,809

Other Assets
Loans Receivable from Officers	-	175,825
Deferred Patent Costs	41,378	41,378
Capitalized Trademarks	18,907	-
Security Deposit	1,800	1,800

Total Other Assets	62,085	219,003

Total Assets	$189,694	$339,308

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$224,757	$127,358
Accrued Salaries	205,486	175,239
Accrued Expenses	3,055	-
Bank Line of Credit Payable	12	-
Liability to Guarantee Equity Value	118,980	83,980
Capital lease obligation	1,881	1,881

Total Current Liabilities	554,171	388,458

Long Term Liabilities
Capital lease obligation - less current portion	833	1,779

Total Liabilities	555,004	390,237

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
June 30, 2010 and December 31, 2009, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	380,667	355,889
22,947,036 and 21,439,145 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively
Additional Paid-in Capital	1,386,961	1,086,773
Deficit accumulated during development stage	(2,149,538)	(1,510,191)

Total Stockholders' Equity (Deficit)	(365,310)	(50,929)

Total Liabilities and Stockholders' Equity (Deficit)	$189,694	$339,308

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD
(a development stage company)
Condensed Statements of Operations

					Period from July 14, 2007
	Three Months Ended		Six Months Ended		(Inception of Development Stage)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	to June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Advertising and Promotions	6,000	5,000	11,700	5,000	93,560
Contributed Services	-	-	-	-	111,781
Depreciation Expense	883	803	1,766	1,606	6,330
Legal Expense	5,741	2,451	29,741	2,451	43,241
Marketing Expense	29,472	-	46,337	-	86,572
Payroll Expense	63,454	65,046	127,468	131,920	572,371
Product Development	5,070	28,500	5,070	37,176	129,246
Professional Fees	8,480	3,285	37,681	11,541	186,470
Rent Expense	5,349	5,523	10,751	8,986	43,331
Research and Development	-	-	-	-	15,682

Other Operating Expenses (including stock based	267,301	18,125	355,962	31,050	813,718
expenses of $203,933 and $0 for the six
months ende dJune 30, 2010 and 2009,
respectively)

Total Operating Expenses	391,750	128,733	626,476	229,730	2,102,302

Loss from Operations	(391,750)	(128,733)	(626,476)	(229,730)	(2,102,302)

Other income (expense)
Income Tax	(800)	-	(800)	-	(800)
Gain on asset theft, net	-	-	-	-	29,125
Interest Expense	-	-	-	-	(1,678)
Interest Income	-	-	-	-	15,825
(Loss) Gain on Debt conversion, net	-	28,514	(12,071)	28,514	(89,708)

Total Other income (expense)	(800)	28,514	(12,871)	28,514	(47,236)

Net Loss	(392,550)	(100,219)	(639,347)	(201,216)	(2,149,538)

Preferred stock dividends	(5,049)	(5,049)	(10,042)	(10,042)	(60,209)

Net loss applicable to common stock	$(397,599)	$(105,268)	$(649,389)	$(211,258)	$(2,209,747)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.01)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	22,120,698	15,456,779	21,800,732	19,394,257	17,680,118

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)
			Period from July 14, 2007 (Inception of Development Stage) to June 30, 2010
	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net Loss	$(639,347)	(201,216)	$(2,149,538)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	175,000	-	521,510
Stock based expense paid by officers	7,000	-	7,000
Contributed Capital	-	-	111,781
Depreciation and Amortization	1,766	1,606	6,330
Interest expense on conversion to Class A common stock	-	-	449
Loss (Gain) on conversions of debt to Class A common stock, net	12,071	-	109,708
Gain on asset theft, net	-	-	(29,125)
Stock issued as gifts	7,350	-	7,350
Amortization of stock based prepaid expenses	14,582		14,582

Changes in Assets and Liabilities:
Security Deposit	-	-	(1,800)
Accounts Payable	136,570	5,580	327,908
Accrued Expenses	3,055	(11,503)	3,055
Accrued Salaries	30,247	47,000	205,486

NET CASH USED IN OPERATING ACTIVITIES	(251,706)	(158,533)	(865,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(2,370)	(13,151)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	(18,907)	-	(18,907)
Insurance proceeds on asset theft	-	-	30,961

NET CASH USED IN INVESTING ACTIVITIES	(18,907)	(2,370)	(218,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	207,699	211,382	1,041,384
Offering costs related to the Sale of Class A - Common Stock	-	(10,000)	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Proceeds from Line of Credit	12		12
Principal Payments on Capital Lease Obligations	(946)	(756)	(4,344)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	206,765	200,626	1,126,252

NET INCREASE (DECREASE) IN CASH	(63,848)	39,723	42,648

CASH AT BEGINNING OF PERIOD	106,496	22,513	-

CASH AT END OF PERIOD	$42,648	$62,236	$42,648

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$-	$-	$222
Income Tax	$800	$-	$800

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$39,170	$-	$54,170
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$35,000	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$175,825	$-	$175,825
Prepaid Common stock issued for services	$87,500	$-	$87,500

The accompanying unaudited notes are an integral part of these Financial Statements.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2010
(Unaudited)

1.           NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated on December 19, 2001, under the name Catalyst Set Corporation and were dormant until July 14, 2007.  On September 7, 2007, we changed our name to Interfacing Technologies, Inc.  On March 24, 2008, we changed our name to Attune RTD.

Attune RTD (“The Company”, "us", "we", or "our") was formed to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

We are presented as in the development stage from July 14, 2007, (Inception of Development Stage) through June 30, 2010.  To-date, our business activities during development stage have been corporate formation, raising capital and the development and patenting of our products with the intent of entering the commercial marketplace in the near future.

The interim condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of our management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended June 30, 2010 and 2009 and our financial position as of June 30, 2010  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2010.

DEFERRED PATENT COSTS

Patent costs are stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”).  We will write-off any currently capitalized costs for patents not granted by the USPTO.  Currently, we have two patents pending with the USPTO as one was approved during the three months ended June 30, 2010. Amortization will begin on July 1, 2010.

TRADEMARKS

Trademark costs are capitalized on our balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2010
(Unaudited)

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of our products are expensed when incurred, and are included in operating expenses.

ADVERTISING

We conduct advertising for the promotion of our products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $11,700 and $5,000 for the six months ended June 30, 2010 and 2009, respectively.

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

RECLASSIFICATIONS

Certain amounts in the accompanying 2009 financial statements have been reclassified to conform to the 2010 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on our consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on our consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on our consolidated results of operations or financial condition.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2010
(Unaudited)

2.	GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  For the six months ended June 30, 2010, we had a net loss applicable to common stock of $649,389; net cash used in operations of $251,706 and were a development stage company with no revenues.  In addition, as of June 30, 2010, we had a working capital deficit of $438,605, a stockholders' deficit of $365,310, and a deficit accumulated during the development stage of $2,149,538.

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

3.           LOANS RECEIVABLE FROM OFFICERS

Pursuant to two separate unsecured promissory notes with our chief executive officer and our chief financial officer (borrowers) dated August 1, 2007, each borrower may borrow an amount equal to or less than $90,000 each at a rate of 5.75%.  Principal and interest are due under the terms of the loans on or before January 31, 2017.  Total principal and interest due under the loans as of June 30, 2010 and December 31, 2009 were $0 and $175,825 respectively.  During the six months ended June 30, 2010 the loans that were outstanding at December 31, 2009 were fully repaid by the redemption of common stock from the officers, in an amount satisfactory enough to settle the obligation in its entirety, see Notes 4 and 6.

4.	RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, we owed two of our officers, accrued salary of $205,486 and $175,239 respectively, based on the terms of their employment contracts.

In January 2010, certain officer shares were redeemed, See Notes 3 and 6.

During the six months ended June 30, 2010, we awarded the officers 400,000 shares of common stock as a bonus incentive valued at $140,000 or $0.35 per share, the shares were immediately vested (See Note 6).

Our officers contributed 20,000 shares (10,000 shares per officer) valued at $7,000 or $0.35 per share, of their common stock back to our treasury which was then reissued by us to a Public Relations firm for services (See Note 6).

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2010
(Unaudited)

5.           LINE OF CREDIT

During the six months ended June 30, 2010, we entered into a $10,000 Line of Credit arrangement with our bank. The arrangement bears interest at the rate of 14% per year. The outstanding balance under this arrangement at June 30, 2010 was $12, and the remaining balance available for use is $9,988.

6.           COMMON STOCK

We are authorized to issue two classes of stock.  The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share.  The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized and the holders of the Class B Participating Cumulative Preferred Super-voting Stock are entitled to one hundred votes per share.  The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.  For the three and six months ended June 30, 2010, the board of directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of June 30, 2010 was $60,209.

Class A Common Stock

Issuances of our common stock during the three and six months ended June 30, 2010, included the following:

Shares Issued for Cash

952,901 shares of Class A common stock were issued for $207,699 cash with various prices per share ranging from $0.10 to $0.35.  In conjunction with the cash investments, certain investors were granted warrants totaling, 900,000 during the six months ended June 30, 2010.  The warrants are exercisable, into 900,000 Class A common stock at $0.40 per share and expire on April 15, 2013.

             Shares Issued for Services

In May 2010, we issued 20,000 shares of Class A common stock for services. These shares were valued at $0.35 per share, based on contemporaneous  cash sales prices) and we recognized an expense of $7,000.  The issued shares were personal shares of two of our officers which they returned and were issued for the above services.

In June 2010, we issued 400,000 shares of Class A common stock to two officers, 200,000 individually, as a bonus incentive. The shares were immediately vested.  The share grants were valued at $140,000 or $0.35 per share, based on contemporaneous cash sales prices.  This amount was fully expensed as of June 30, 2010.

In June 2010, we issued 250,000 shares of Class A common stock to an investor relations firm in exchange for professional services related to consulting, promotional and marketing services.  The shares were valued at $0.35, based on contemporaneous cash sales prices.  The total value of the services was $87,500 and will be recognized over the three month term of the contract. As of June 30, 2010, we have amortized $14,582 related to this contract.

In June 2010, we issued 100,000 shares of Class A common stock for services. These shares were valued at $0.35 per share, based on contemporaneous  cash sales prices, and we recognized an expense of $35,000 as the shares were for services rendered and the stock fully vested.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2010
(Unaudited)

Shares Issued as Gifts

On January 4, 2010, we gifted 21,000 shares of common stock to three unrelated parties at $0.35 per share based on contemporaneous cash sales prices. The total value of the share gifts were $7,350 which was expensed during the six months ended June 30, 2010.

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

In March 2010, 120,000 shares of Class A common stock were issued upon conversion of a $24,000 liability from a vendor.  The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000.  We agreed with the vendor, prior to conversion, that it would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by us in cash or through the issuance of additional common stock.  As a result, we recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000.  The total cumulative liability to guarantee equity value from fiscal 2009 and 2010 totaled $118,980 as of June 30, 2010.

In June 2010, 5,485 shares of Class A common stock were issued for the conversion of an accounts payable balance of $1,920 or $0.35 per share.  There was no gain or loss recorded on the conversion as the conversion rate equaled the fair market value of the common stock.

Redemption of Shares

In January 2010, our Chief Executive Officer and Chief Financial Officer redeemed 521,439 shares (collectively) of their common stock in the Company, with a value of $0.35 per share, based on contemporaneous cash sales, to satisfy an outstanding debt obligation with us arising from two separate unsecured promissory notes dated August 1, 2007.  The value of the note receivable was $175,825 upon conversion and accordingly, we recognized a gain on conversion of $6,679.

In June 2010, our Chief Executive Officer and Chief Financial Officer contributed 20,000 shares (collectively) of their common stock back to us. We then issued the same 20,000 shares to a Public Relations firm to provide public relations to us. (See shares issued for services above)

2010 Equity Incentive Plan

In June 2010, we registered 4,000,000 shares of our Class A Common Stock pursuant to our 2010 Equity Incentive Plan which was also enacted in June 2010. Our Board of Directors have authorized the issuance of the Class A Shares to Employees upon effectiveness of a recently issued Registration Statement. The Equity Incentive Plan is intended to compensate Employees for services rendered. The Employees who will participate in the 2010 Equity Incentive Plan have agreed or will agree in the future to provide their expertise and advice to us for the purposes and consideration set forth in their written agreements pursuant to the 2010 Equity Incentive Plan. The services to be provided by the Employees will not be rendered in connection with: (i) capital-raising transactions; (ii) direct or indirect promotion of our Class A Common Shares; (iii) maintaining or stabilizing a market for our Class A Common Shares. The Board of Directors may at any time alter, suspend or terminate the Equity Incentive Plan.

As of June 30, 2010, no stock had been issued under this plan.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 JUNE 30, 2010
(Unaudited)

7.	COMMITMENTS AND CONTINGIENCIES

Employment and operating Agreements

Effective March 26, 2008, we entered into two employment agreements with our Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of June 30, 2010 and December 31, 2009, we owed our officers $205,486 and $175,239, respectively, based on the terms of the agreement.

We have a written agreement with a marketing firm for their services.  The marketing firm will receive 5% of total revenues plus 5% of revenue payable in stock grants at $0.32 cents per share for three years beginning in December 2008 and ending in November 2011.  No revenues have been generated to date.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

8.	SUBSEQUENT EVENTS

In July and August 2010, we received cash investments of $91,000 for the purchase of 463,513 shares of common stock with values ranging from $0.185 to $0.20 per share.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.  The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital to continue or expand our business, inability to raise additional capital or financing to implement our business plans;

(e)	failure to commercialize our technology or to make sales;

(f)	reductions in demand for our products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties; and

(i)	insufficient revenues to cover operating costs, resulting in persistent losses.

There is no assurance that we will ever generate revenues or be profitable.  We may not be able to successfully develop, manage or market our products and services. We may not be able to attract or retain qualified executives and other personnel.  Intense competition may suppress the prices that we can charge for our products and services, hindering profitability or causing losses.  We may not be able to obtain customers for our products or services.  Government regulation may hinder our business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. We are exposed to other risks inherent in our businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  We caution you not to place undue reliance on the statements, which speak only as of the date of this unaudited Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.  We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW

We were incorporated on December 19, 2001 under the name Catalyst Set Corporation and were  dormant until July 14, 2007.  On September 7, 2007, we changed our name to Interfacing Technologies, Inc.  On March 24, 2008, we changed our name to Attune RTD.

We were formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

We are presented as in the development stage from July 14, 2007 (Inception of Development Stage) through June 30, 2010.  To-date, our business activities during development stage have been corporate formation, raising capital and the development and patenting of our products with the hopes of entering the commercial marketplace in the near future.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue.   For both quarters ended June 30, 2010 and 2009, we did not generate revenues. We are in the development stage and for the first six months of 2010, have been involved in the rollout and testing of our first products into the Texas market.

Gross Profit.  Since we have yet to record and or achieve any revenues, we do not have any costs associated with sales, therefore we have no gross profits to report.

Operating Expenses.  Our total operating expenses were $391,750 for the three months ended June 30, 2010, compared to $128,733 for the same period in 2009, an increase of 204%. This increase was primarily caused by increased operating expenses related to our finalizing of our first product and beginning field testing. Of this increase, $140,000, was for stock based compensation incurred during the quarter and approximately $22,000 related to our marketing efforts. Professional fees (legal, accounting, consulting, public relations and audit fees) increased by approximately $49,000 or approximately 290% in the quarter. The other large increase was  the result of an increase in the subcontracted services expense. This item increased by approximately $81,000 for the same quarter of the previous year. Employee-related costs decreased from $65,046 to $63,454 to 2.5%.

 Provision for Income Taxes.  Our income taxes for the three months ended June 30, 2010 were $800, compared to $0 for the same period in 2009.  We did not incur any federal tax liability for the three months ended June 30, 2010, and 2009, because we incurred operating losses in these periods.

Net Earnings (loss).  We generated net losses of approximately $392,600 for the three months ended June 30, 2010, compared to approximately $100,200 for the same period in 2009, representing an increase of 292%.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue.   For both six  months ended June 30, 2010, and 2009, we did not generate revenues. We are in the development stage and for the first six months of 2010, we have been involved in the rollout and testing of our first product into the Texas market.

Gross Profit.  Since we have yet to record and or achieve any revenues, we do not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Our total operating expenses were $626,476 for the six months ended June 30, 2010, compared to $229,730 for the same period in 2009, an increase of approximately  173%. This increase was primarily caused by increased operating expenses related to finalizing our first product and commencement of field testing. Of this increase, $140,000 related solely to stock based compensation, approximately $132,000 related to professional fees (legal, accounting, consulting, marketing, public relations and audit fees) the filing of our S-1 registration statement and the required audits and reviews necessary to comply with the requirements of Regualation S-K and use of Form S-1. The other large increase was in subcontracted services expense. This item increased by approximately $153,000 from the quarter of the previous year. Employee-related costs decreased from $131,920 to $127,468 a decrease of 3.4%. Product Development costs for the six months ended June 30, 2010, decreased by approximately $32,000 from the same period in 2009.

 Provision for Income Taxes.  Our income taxes for the six months ended June 30, 2010 were $800, compared to $0 for the same period in 2009.  We did not incur any federal tax liability for the six months ended June 30, 2010 and 2009 because we incurred operating losses in these periods.  The income tax relates solely to the minimum tax due to the State of California.

Net Earnings (Loss).  We generated net losses of approximately $639,000 for the six months ended June 30, 2010 compared to approximately $201,000 for the same period in 2009, an increase of 218%.

Liquidity and Capital Resources

General. At June 30, 2010, we had cash of $42,648. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $252,000 for the six months ended June 30, 2010, and we used cash in operations of approximately $159,000 for the same period in 2009. The principal elements of cash flow from operations for the six months ended June 30, 2010, included a net loss of $639,347 offset by: depreciation expense of $1,766, stock-based expenses of $7,350, loss on debt conversions of $12,071, common stock granted for services of $182,000, amortization of stock based prepaid expense of $14,582 and an increased investment in operating working capital elements of approximately $170,000.

Cash used in investing activities during the six months ended June 30, 2010, was $18,907 compared to $2,370 during the same period in 2009.

Cash received in our financing activities was $206,765 for the six months ended June 30, 2010, compared to cash received of approximately $200,626 during the same period in 2009.

As of June 30, 2010, current liabilities exceeded current assets by 4.8 times or by $438,605. Current assets increased approximately 1% from $106,496 at December 31, 2009, to $115,566 at June 30, 2010, while current liabilities increased 43% to $554,171 at June 30, 2010, from $388,458 at December 31, 2009.

We do not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. We intend to seek additional capital and long term debt financing to attempt to overcome our working capital deficit. We are currently conducting a private placement of our stock to raise capital, but there is no assurance that we can raise sufficient capital or obtain sufficient financing to enable us to sustain our monthly operations. In order to address our working capital deficit, we also intend to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, and (iii) increase sales of our existing products and services. There may not be sufficient funds available to us to enable us to remain in business and our needs for additional financing are likely to persist.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009.  In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We are undertaking to improve our internal control over financial reporting and improve our disclosure controls and procedures.  As of December 31, 2009, we had identified the following material weaknesses which still exist as of June 30, 2010 and through the date of this report:

As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2010, we issued 1,749,330 shares of our Class A common stock. 952,901 shares were issued for cash and the remainder was issued for debt conversions, services and gifts. In addition, in January 2010 the two officers redeemed 521,439 shares of their Class A common stock as settlement of their outstanding loans with us and in the second quarter the same officers redeemed 20,000 shares of their Class A common stock, which were then issued to a public relations firm.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

None.

Item 6.              Exhibits and Reports on Form 8-K

(a)           Exhibits

EXHIBIT NO.                           DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification

(b)           The following is a list of Current Reports on Form S-1 filed by us during and subsequent to the quarter for which this report is filed.

Report on Form S-1 dated February 12, 2010, filed by us relating to the registration of securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Attune RTD

Dated: August 16, 2010	By:	/s/ Shawn Davis
Shawn Davis
Chief Executive Officer, Director and (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Shawn Davis	Dated: August 16, 2010
Shawn Davis, Chief Executive Officer, Director and (Principal Executive Officer)

By: /s/Thomas Bianco	Dated: August 16, 2010
Thomas Bianco, Treasurer, Director and (Principal Financial/Accounting Officer)