Form 10-Q
period 2010-09-30
ATTUNE RTD
filed 2010-11-12
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of Securities Exchange Act of 1934

For the Period ended September 30, 2010

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
Large accelerated filer ☐                                                                                  Accelerated Filer☐
Non-accelerated filer ☐                                                                   Smaller reporting company☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Attune RTD is referred to herein as “the Company”, “us”,”we”, or”our”.

As of November 10, 2010 we had 23,939,240 shares of our common stock, $0.0166 par value, outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3
Item I	Financial Statements (Unaudited)	3
	Condensed Balance Sheets At September 30, 2010 (Unaudited) and December 31, 2009	5
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to September 30, 2010 (Unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and the period from July 14, 2007 (Inception of Development Stage) to September 30, 2010 (Unaudited)	7
	Notes To Unaudited Condensed Financial Statements September 30, 2010	8
Item 2	Management’s Discusision and Analysis of Financial Condition and Results of Operations	15
Item 4T	Controls and Procedures	16

PART II	OTHER INFORMATION	17
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Reserved	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form S-8	17

	SIGNATURES	18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ATTUNE RTD
(a development stage company)

Financial Statements

For the Three And Nine Months Ended September 30, 2010 and 2009
and the Period from July 14, 2007 (Inception of Development Stage) to September 30, 2010

Attune RTD
(a development stage company)
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current Assets
Cash	$24,786	$106,496

Total Current Assets	24,786	106,496

Property and Equipment, net	11,160	13,809

Other Assets
Loans Receivable from Officers	-	175,825
Deferred Patent Costs, net of accumulated amortization of $129 and $0 as of September 30, 2010 and December 31, 2009, respectively	41,249	41,378
Capitalized Trademarks	18,907	-
Security Deposit	1,800	1,800

Total Other Assets	61,956	219,003

Total Assets	$97,902	$339,308

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$205,174	$127,358
Accrued Salaries	218,581	175,239
Accrued Expenses	2,480	-
Liability to Guarantee Equity Value	118,980	83,980
Capital lease obligation	1,881	1,881

Total Current Liabilities	547,096	388,458

Long Term Liabilities
Capital lease obligation - less current portion	266	1,779

Total Liabilities	547,362	390,237

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;
1,000,000 shares authorized; 1,000,000 issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	16,600	16,600
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;
23,468,704 and 21,439,145 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	389,326	355,889
Additional Paid-in Capital	1,481,301	1,086,773
Deficit accumulated during development stage	(2,336,687)	(1,510,191)

Total Stockholders' Equity (Deficit)	(449,460)	(50,929)

Total Liabilities and Stockholders' Equity (Deficit)	$97,902	$339,308

The accompanying unaudited notes are an integral part of these Condensed Financial Statements

Attune RTD
(a development stage company)
Condensed Statements of Operations

					Period from July 14, 2007(Inception of Development Stage) to September 30, 2010

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Advertising and Promotions	-	5,000	11,700	10,000	93,560
Contributed Services	-	-	-	-	111,781
Depreciation and Amortization Expense	1,012	2,410	2,778	2,410	7,342
Legal Expense	5,285	5,821	35,026	8,272	48,526
Marketing Expense (including stock based expenses of $87,500 and $0 for the nine months ended September 30, 2010 and 2009, respectively	69,657	29,071	115,994	25,571	156,229
Payroll Expense	63,588	80,111	191,056	212,031	635,959
Product Development	3,036	8,900	8,106	8,900	132,282
Professional Fees	14,471	26,931	52,152	38,472	200,942
Rent Expense	5,350	7,920	16,101	16,906	48,681
Research and Development	-	-	-	-	15,682
Other Operating Expenses (including stock based
expenses of $189,350 and $0 for the nine
months ended September 30, 2010 and 2009,
respectively)	24,700	38,416	380,662	98,130	838,417

Total Operating Expenses	187,099	204,580	813,575	420,692	2,289,401

Loss from Operations	(187,099)	(204,580)	(813,575)	(420,692)	(2,289,401)

Other income (expense)
Income Tax	(50)	-	(850)	-	(850)
Gain on asset theft, net	-	14,449	-	30,962	29,125
Interest Expense	-	(942)	-	(942)	(1,678)
Interest Income	-	7,185	-	7,186	15,825
(Loss) Gain on Debt conversion, net	-	(34,648)	(12,071)	(34,648)	(89,708)

Total Other income (expense)	(50)	(13,956)	(12,921)	2,558	(47,286)

Net Loss	(187,149)	(218,536)	(826,496)	(418,134)	(2,336,687)

Preferred stock dividends	(5,104)	(5,049)	(15,146)	(15,188)	(65,133)

Net loss applicable to common stock	$(192,253)	$(223,585)	$(841,642)	$(433,322)	$(2,401,820)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	23,215,650	20,513,122	22,278,320	19,014,042	18,113,771

The accompanying unaudited notes are an integral part of these Condensed Financial Statements

Attune RTD
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended		Period from July 14, 2007
	September 30,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009	to September 30, 2010
Net Loss	$(826,496)	$(418,134)	$(2,336,687)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	175,000	11,150	521,510
Contributed Capital	-	-	111,781
Depreciation and Amortization	2,778	2,410	7,342
Interest expense on conversion to Class A common stock	-	447	447
Loss (Gain) on conversions of debt to Class A common stock, net	12,071	34,648	109,707
Gain on asset theft, net	-	-	(29,125)
Stock issued as gifts	7,350	-	7,350
Amortization of stock based prepaid expenses	87,500	-	87,500
Stock Based Expense paid by officers	7,000	-	7,000

Changes in Operating Assets and Liabilities:
Prepaid Expenses	-	7,731	-
Security Deposit	-	-	(1,800)
Accounts Payable	116,986	53,329	308,327
Accrued Expenses	2,480	(11,503)	2,480
Accrued Salaries	43,342	88,000	218,581

NET CASH USED IN OPERATING ACTIVITIES	(371,989)	(231,922)	(985,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(7,372)	(13,151)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	(7,185)	(175,825)
Trademark Costs	(18,907)	-	(18,907)
Insurance proceeds on asset theft	-	-	30,961

NET CASH USED IN INVESTING ACTIVITIES	(18,907)	(14,557)	(218,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	310,699	341,955	1,144,384
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	(1,513)	(1,398)	(4,911)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)

NET CASH PROVIDED BY FINANCING ACTIVITIES	309,186	340,557	1,228,673

NET INCREASE (DECREASE) IN CASH	(81,710)	94,078	24,786

CASH AT BEGINNING OF PERIOD	106,496	22,513	-

CASH AT END OF PERIOD	$24,786	$116,591	$24,786

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$-	$942	$1,678
Income Tax	$800	$-	$800

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$39,170	$48,980	$54,170
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$55,200	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$35,000	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$175,825	$-	$175,825
Prepaid Common stock issued for services	$87,500	$-	$87,500

The accompanying unaudited notes are an integral part of these Condensed Financial Statements

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.           NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We are presented as in the development stage from July 14, 2007, (Inception of Development Stage) through September 30, 2010.  To-date, our business activities during development stage have been corporate formation, raising capital, the development, patenting and marketing of our products with the intent of entering the commercial marketplace in the near future.

The interim condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of our management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 and our financial position as of September 30, 2010  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited financial statements include the estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for capitalized patent costs, allowances for losses on loans receivable, valuation of deferred patent and trademark costs, valuation of equity based instruments issued for other than cash, valuation of officer's contributed services, and the valuation allowance on deferred tax assets.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, we consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2010.

DEFERRED PATENT COSTS

Patent costs are stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”).  We will write-off any currently capitalized costs for patents not granted by the USPTO once we become aware of the non-acceptance.  Currently, we have three patents pending with the USPTO as one was approved during the nine months ended September 30, 2010.  A reclassification entry will be made to intangible assets at year end, as stated above, for all patents approved in the current year.

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

ADVERTISING

We conduct advertising for the promotion of our products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $11,700 and $10,000 for the nine months ended September 30, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with generally accepted accounting principles (ASC 718-20 and 505-50 respectively) which requires companies to estimate and recognize the fair value of the stock-based awards.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, including cash, loans receivable and current liabilities, approximate fair value because of their short maturities.  Based upon the estimate of our current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of loans payable, and capital lease obligations approximate fair value.  We adopted the provisions of ASC 820 on January 1, 2008.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

Other ASU’s that are effective after September 30, 2010 are not expected to have a significant effect on the Company’s condensed financial position or results of operations.

2.	GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  For the nine months ended September 30, 2010, we had a net loss applicable to common stock of $841,642; net cash used in operations of $371,989 and was a development stage company with no revenues.  In addition, as of September 30, 2010, we had a working capital deficit of $522,310, a stockholders' deficit of $449,460, and a deficit accumulated during the development stage of $2,336,687.

These conditions raise substantial doubt about our ability to continue as a going concern.  These unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

3.           LOANS RECEIVABLE FROM OFFICERS

Pursuant to two separate unsecured promissory notes with our chief executive officer and our chief financial officer (borrowers) dated August 1, 2007, each borrower may borrow an amount equal to or less than $90,000 each at a rate of 5.75%.  Principal and interest are due under the terms of the loans on or before January 31, 2017.  Total principal and interest due under the loans as of September 30, 2010 and December 31, 2009 were $0 and $175,825 respectively.  During the nine months ended September 30, 2010 the loans that were outstanding at December 31, 2009 were fully repaid by the redemption of common stock from the officers, in an amount satisfactory enough to settle the obligation in its entirety, see Notes 4 and 6.

4.	RELATED PARTY TRANSACTIONS

As of September 30, 2010 and December 31, 2009, we owed two of our officers, accrued salary of $218,581 and $175,239 respectively, based on the terms of their employment contracts.

In January 2010, certain officer shares were redeemed, See Notes 3 and 6.

During the nine months ended September 30, 2010, we awarded the officers 400,000 shares of common stock as a bonus incentive valued at $140,000, the shares were immediately vested (See Note 6).

In May 2010, our officers contributed 20,000 shares (10,000 shares per officer) valued at $7,000 or $0.35 per share, of their common stock back to our treasury which was then reissued by us to a Public Relations firm for services (See Note 6).

5.           LINE OF CREDIT

During the nine months ended September 30, 2010, we entered into a $10,000 Line of Credit arrangement with our bank. The arrangement bears interest at the rate of 14% per year. The outstanding balance under this arrangement at September 30, 2010 was $0 and the remaining balance available for use was $10,000.

6.           COMMON STOCK

We are authorized to issue two classes of stock.  The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share.  The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized and the holders of the Class B Participating Cumulative Preferred Super-voting Stock are entitled to one hundred votes per share.  The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.  For the three and nine months ended September 30, 2010, the board of directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of September 30, 2010 was $65,133.

Class A Common Stock

Issuances of our common stock during the three and nine months ended September 30, 2010, included the following:

Shares Issued for Cash

1,474,569 shares of Class A common stock were issued for $310,699 cash with various prices per share ranging from $0.10 to $0.35.  In conjunction with the cash investments, certain investors were granted warrants totaling 900,000 during the nine months ended September 30, 2010.  The warrants are exercisable, into 900,000 shares of Class A common stock at $0.40 per share and expire on April 15, 2013.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

 Shares Issued for Services

In May 2010, we issued 20,000 shares of Class A common stock for services. These shares were valued at $0.35 per share (based on contemporaneous cash sales prices) and we recognized an expense of $7,000.  The issued shares were personal shares of two of our officers which they returned and were issued for the above services.

In June 2010, we issued 400,000 shares of Class A common stock to two officers, 200,000 individually, as a bonus incentive. The shares were immediately vested.  The share grants were valued at $140,000 or $0.35 per share, based on contemporaneous cash sales prices.  This amount was fully expensed as of September 30, 2010.

In June 2010, we issued 250,000 shares of Class A common stock to an investor relations firm in exchange for professional services related to consulting, promotional and marketing services.  The shares were valued at $0.35, based on contemporaneous cash sales prices.  The total value of the services was $87,500 and will be recognized over the three month term of the contract. As of September 30, 2010, we have amortized the full amount of $87,500 related to this contract.

In June 2010, we issued 100,000 shares of Class A common stock for services. These shares were valued at $0.35 per share, based on contemporaneous cash sales prices and we recognized an expense of $35,000 as the shares were for services rendered and the stock fully vested.

Shares Issued as Gifts

On January 4, 2010, we gifted 21,000 shares of common stock to three unrelated parties at $0.35 per share based on contemporaneous cash sales prices. The total value of the share gifts were $7,350 which was expensed during the nine months ended September 30, 2010.

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

In March 2010, 120,000 shares of Class A common stock were issued upon conversion of a $24,000 liability from a vendor. The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000. We agreed with the vendor, prior to conversion, that we would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by us in cash or through the issuance of additional common stock. As a result, we recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000.  The total cumulative liability to guarantee equity value from fiscal 2009 and 2010 totaled $118,980 as of September 30, 2010. No shares have been sold by the vendor through September 30, 2010.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

In June 2010, 5,485 shares of Class A common stock were issued for theconversion of an accounts payable balance of $1,920 or $0.35 per share.  Therewas no gain or loss recorded on the conversion as the conversion rate equaled the fair market value of the common stock.

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

As of September 30, 2010, no stock had been issued under this plan.

7.	COMMITMENTS AND CONTINGIENCIES

Employment and operating Agreements

Effective March 26, 2008, we entered into two employment agreements with our Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of September 30, 2010 and December 31, 2009, we owed our officers $218,581 and $175,239, respectively, based on the terms of the agreement.

We have a written agreement with a marketing firm for their services.  The marketing firm will receive 5% of total revenues plus 5% of revenue payable in stock grants at $0.32 cents per share for three years beginning in December 2008 and ending in November 2011.  No revenues have been generated to date.

Operating Leases

We currently lease office space under a long-term operating lease agreement initially expiring on September 30, 2010.  Within sixty days of expiration, we have the option to extend the lease for an additional five years.  In March 2010, the lease was extended for a period of one year beginning on October 1, 2010 and ending on September 30, 2011.  Rent was set with the new lease agreement at $1,400 per month.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

8.	SUBSEQUENT EVENTS

Subsequent to September 30, 2010, we received cash investments of $34,781 for the purchase of 190,536 shares of common stock with values ranging from $0.15 to $0.35 per share.

On November 8, 2010 the Company issued 30,000 shares of common stock valued at $.020 per share based on  $6,000 of services provided by one of its vendors.

Subsequent to September 30, 2010, management is in the process of cancelling 250,000 shares of its common stock issued in advance to a vendor under a performance contract. The vendor failed to fulfill its obligations under the contract, whereby, they were going to provide software code for the Company. Upon default by the vendor, the company immediately requested the stock be returned to the Company as it was unearned per the terms of the performance agreement. The company is now considering all of its options and legal remedies against the vendor to have the shares returned.  The shares were not considered issued or outstanding for accounting purposes initially or as of September 30, 2010 as no measurement date had been reached nor were the shares earned under the terms of the agreement.

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

We are presented as in the development stage from July 14, 2007, (Inception of Development Stage) through September 30, 2010.  To-date, our business activities during development stage have been corporate formation, raising capital, the development, patenting and marketing of our products with the intent of entering the commercial marketplace in the near future.

Critical Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited financial statements include the estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for capitalized patent costs, allowances for losses on loans receivable, valuation of deferred patent and trademark costs, valuation of equity based instruments issued for other than cash, valuation of officer's contributed services, and the valuation allowance on deferred tax assets.

Stock Based Compensation: Compensation expense associated with the granting of stock based awards to employees and directors and non-employees is recognized in accordance with generally accepted accounting principles (ASC 718-20 and 505-50 respectively) which requires companies to estimate and recognize the fair value of stock-based awards to employees and directors.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue.   For both three month periods ended September 30, 2010 and 2009, we did not generate revenues. We are in the development stage and for the first nine months of 2010, have been involved in the rollout and testing of our first products into the Texas market.

Gross Profit.  Since we have yet to record and or achieve any revenues, we do not have any costs associated with sales; therefore we have no gross profits to report.

Operating Expenses.  Our total operating expenses were $187,099 for the three months ended September 30, 2010, compared to $204,580 for the same period in 2009, a decrease of 8.5%. This decrease was primarily caused by a reduction in professional fees and a decrease in payroll related costs. In addition to the decreases, a few expense items increased such as marketing expense, which increased by 139% from the prior period, attributable to the Company moving ahead with its marketing efforts to introduce the first of its products in the Texas market.

 Provision for Income Taxes.  Our income taxes for the three months ended September 30, 2010 were $50, which was a penalty related to the annual minimum amount of Franchise Tax due to the State of California ($800 per year), compared to $0 for the same period in 2009.  We did not incur any federal tax liability for the three months ended September 30, 2010, and 2009, because we incurred operating losses in these periods.

Net Earnings (loss).  We generated net losses of $187,149 for the three months ended September 30, 2010, compared to approximately $218,536 for the same period in 2009, representing a decrease of 14.4%.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue.   For both nine months ended September 30, 2010, and 2009, we did not generate revenues. We are in the development stage and for the first nine months of 2010, we have been involved in the rollout and testing of our first product into the Texas market.

Gross Profit.  Since we have yet to record and or achieve any revenues, we do not have any costs associated with sales; therefore there are no gross profits to report.

Operating Expenses. Our total operating expenses were $813,575 for the nine months ended September 30, 2010, compared to $420,692 for the same period in 2009, an increase of approximately 93%. This increase was primarily caused by increased operating expenses related to finalizing our first product and commencement of field testing. Of this increase, $276,850 related solely to non-cash stock based expenses. The additional increase related to an increase in professional and consulting fees.

 Provision for Income Taxes.  Our income taxes for the nine months ended September 30, 2010 were $850, which is the minimum annual amount of Franchise Tax due to the State of California ($800) plus a $50 penalty for not paying the amount by the due date, compared to $0 for the same period in 2009.  We did not incur any federal tax liability for the six months ended September 30, 2010 and 2009 because we incurred operating losses in these periods.  The income tax relates solely to the minimum tax due to the State of California.

Net Earnings (Loss).  We generated net losses of $826,496 for the nine months ended September 30, 2010 compared to $418,134 for the same period in 2009, an increase of 98%.

Liquidity and Capital Resources

General.  At September 30, 2010, we had cash of $24,786. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $372,000 for the nine months ended September 30, 2010, and we used cash in operations of approximately $232,000 for the same period in 2009. The principal elements of cash flow from operations for the nine months ended September 30, 2010 included a net loss of $826,496 offset by: depreciation and amortization expense of $2,778, stock-based expenses of $276,850, loss on debt conversions of $12,071 net, and increased investment in operating working capital elements of approximately $163,000.

Cash used in investing activities during the nine months ended September 30, 2010 was $18,907 compared to $14,557 during the same period in 2009.

Cash flows from our financing activities was $309,186 for the nine months ended September 30, 2010, compared to $340,557 during the same period in 2009.  For the nine months ended September 30, 2010, the Company received $310,699 of proceeds from the sale of common stock.

As of September 30, 2010, current liabilities exceeded current assets by 228 times or by $522,310. Current assets decreased approximately 76% from $106,496 at December 31, 2009 to $24,786 at September 30, 2010 while current liabilities increased 43% to $547,096 at September 30, 2010 from $388,458 at December 31, 2009.

We do not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  We intend to seek additional capital and long term debt financing to attempt to overcome our working capital deficit.  We are currently making a private placement of our stock to raise capital, but there is no assurance that we can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address our working capital deficit, we also intend to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, and (iii) increase sales of our existing products and services. There may not be sufficient funds available to us to enable it to remain in business and our needs for additional financing are likely to persist.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We are undertaking to improve our internal control over financial reporting and improve our disclosure controls and procedures.  As of December 31, 2009, we had identified the following material weaknesses which still exist as of September 30, 2010 and through the date of this report:

As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.              Legal Proceedings

None

Item 1A.           Risk Factors

Not applicable to smaller reporting companies.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2010, we issued 2,270,998 shares of our Class A common stock. 1,474,569 shares were issued for cash and the remainder was issued for debt conversions, services and gifts. In addition, in January 2010 the two officers redeemed 521,439 shares of their Class A common stock as settlement of their outstanding loans with us and in the second quarter the same officers redeemed 20,000 shares of their Class A common stock, which were then issued to a public relations firm.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

None.

Item 6.              Exhibits and Reports on Form 8-K

(a)           Exhibits

EXHIBIT NO.                           DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification

(b)           The following is a list of Current Reports on Form S-1 filed by us during and subsequent to the quarter for which this report is filed.

(1)	Report on Form S-1 dated February 12, 2010, filed by us relating to the registration of securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Attune RTD

Dated: November 12, 2010	By:	/s/ Shawn Davis
Shawn Davis
Chief Executive Officer, Director and (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Shawn Davis	Dated: November 12, 2010
Shawn Davis, Chief Executive Officer, Director and (Principal Executive Officer)

By: /s/Thomas Bianco	Dated: November 12, 2010
Thomas Bianco, Treasurer, Director and (Principal Financial/Accounting Officer)