Form 10-K
period 2010-12-31
ATTUNE RTD
filed 2011-04-12
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-147247

Attune RTD
(Exact name of registrant as specified in its charter)

Nevada	32-0212241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 E Tachevah Dr, #B117 Palm Springs, CA	92262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (760)323-0233

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,678,869.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2011, was 42,238,509

PART I

ITEM 1.   BUSINESS

Company Overview

Organization

ATTUNE RTD is a Nevada corporation which was originally incorporated as Catalyst Set Corporation on December 19, 2001 and changed its name in September 2007 to Interfacing Technologies, Inc and again changed to our current name in March 2008.

We maintain our principal place of business and corporate headquarters at 3700 B Tachevah Road, Suite 117, Palm Springs, CA  92262.  Our phone number is: (760)323-0233.  Our website is www.attunertd.com.

Business

ATTUNE RTD uses its patented-pending, proprietary technology in products designed to promote energy conservation and save cost for owners of swimming pools.  It is also designed to prevent potential costly maintenance problems from occurring in swimming pool filtration systems.

We currently have two models of our product, the “BrioWave 175p” and “BrioWave 325p”, and an interactive Graphical User Interface (GUI)

The “BrioWave 325p” is designed to conserve energy and reduce costs through an electrical control center with timing mechanisms linking the pool owner’s air conditioning/heating, or HVAC, unit and the pool circulation and filtration system.  It coordinates the timing of operation of the HVAC unit and the pool circulation and filtration system.  The device is also designed to reduce potential costly swimming pool maintenance problems by monitoring pressure in a swimming pools filtration system.  The BrioWave 325p is designed with all of the functionality of the BrioWave 175p; however, the BrioWave 325p is designed to monitor pressure in the swimming pools filtration system and react to overpressure conditions by reading from a pressure switch that must be installed in line on the filtration system plumbing lines and wired to a feature on the BrioWave 325p controller. When an over pressure condition exists, a signal is sent to the automatic in line valve controls, which are not included and plumbed in line and powered separately, to rotate one hundred and eighty degrees to reverse the flow of water in the filtration system to clear dirt or debris from the filter, which are ejected into a small holding tank which must be purchased separately. The device is Wi-Fi enabled allowing it to communicate directly to the newly developed globally implemented smart meter that allows the utilities to measure energy inflow and outflows during time of use, allowing for integration within the utilities newly developed smart grid infrastructure.  The Graphical User Interface is a server based software platform that allows users of both BrioWave control units to access, control, change and view BrioWave parameters from remote locations.  The Graphical User Interface (GUI) was launched on November 28, 2010.  Modifications to the Graphical User Interface continue, and the company has partnered with Information Builders to develop the Business Intelligence platform module for the GUI. Work on the Business Intelligence software platform is expected to commence by the end of April and is expected to be completed by July 2011.  The Graphical User Interface and Business Intelligence Information systems software modules will be available to BrioWave consumers through an annual license fee.

The “BrioWave 175p” model does not contain the pressure monitoring/automatic backwash system.

The BrioWave 175p is near completion, and pilot units were delivered to a vendor on November 28, 2010. The BrioWave 325p is currently in development and we expect to have units in production by January 2012.We expect to have BrioWave 175p units in production for delivery by July 2011. We estimate initially we will need to build 5,000 units of the BrioWave 175p.

On a go forward basis, the Company is seeking additional financing through equity private placements. The company had determined that it would need approximately $4.3 million in funding to meet all of its planned obligations to fund product development expenditures, meet current selling, general and administrative expenses, future expenses, purchase technology equipment and hire new sales staff necessary to implement and roll out its business strategy over the next 18-24 months. This funding is not required to be funded all at once, as the business can continue to operate and meet its current administrative and software development expenses on a limited basis requiring $950,000 over the next 12 months until full funding occurs.

If we secure this funding, we will be able to create an inventory of 5,000 BrioWave 175p units, hire various sales representatives, implement the company’s marketing communication strategy which includes print and digital marketing communications, complete the business intelligence software module, complete development on the BrioWave 325p, and complete preliminary design and development of the company’s proprietary electronic motor.

We have generated minimal revenue from the sale of our products.  There is substantial doubt about our ability to continue as a going concern over the next twelve months.

ITEM 1A.  RISK FACTORS.

Not applicable for smaller reporting companies.  However, our principal risk factors are described under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
            None.

ITEM 2.  PROPERTIES.

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, are presently located in Palm Springs, CA, in a leased office building of approximately 2,000 square feet.  The monthly cost of the lease was approximately $1,783, and expired on September 30th, 2010.  Company management executed a Lease Modification and Extension Agreement dated March 15th, 2010, reducing the monthly lease payment from $1,783to $1,400 per month, extending the lease term for an additional one year commencing October 1, 2010 and ending on September 30, 2011.

ITEM 3.  LEGAL PROCEEDINGS. We are not currently subject to any legal proceedings.  From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “AURT“.  The last reported sale price of our common stock as reported by the Bulletin Board on December 6th 2010 was $0.51 per share.  As of March 25, 2011, there were 231 holders of record.  The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Bid Prices
		High	Low
		($)	($)

(1) 2010	June 30	0.51	0.35
	September 30	0.51	0.15
	December 31	0.51	0.30

 (1)  We began trading on the Bulletin Board on May 14, 2010.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business.  We can give no assurances that we will ever have excess funds available to pay dividends.

The Class B Participating Cumulative Preferred Super-voting Stock owned by certain of our officers and directors pays a cumulative dividend at 6%.  For the years ended December 31, 2010, 2009 and 2008, the board of directors did not declare any dividends and dividends will not be declared until we have sufficient cash from profits to do so.  Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2010 was $70,237.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 there under, as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Investor	January 4, 2010 through March 26, 2010	399,716 Class A Common Shares	Investment
Trade Creditor	January 4, 2010 through March 15, 2010	181,000 shares of common stock	Payment in lieu of cash
Trade Creditors	June 7, 2010, through June 21, 2010	755,485 shares of common stock	Payment in lieu of cash
Investor	April 5, 2010 through June 1, 2010	553,185 shares of common stock	Investment
Investor	July 30, 2010 through September 22, 2010	530,181 shares of common stock	Investment
Investor	October 4, 2010 through December 23, 2010	664,041 shares of common stock	Investment
Trade Creditor	December 31, 2010	81,764 share of common stock	Payment in lieu of cash

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ATTUNE RTD uses its patented-pending, proprietary technology in products designed to promote energy conservation and save cost for owners of swimming pools.  It is also designed to prevent potential costly maintenance problems from occurring in swimming pool filtration systems.

During 2010, we accomplished significant milestones, including:

•	In 2010, we raised $442,181 gross, providing us with the funds to continue our product development.

•	The company signed a Technical Information License Agreement with Itron.

•	In December 2010, we started selling our first products in the Texas market.

•	In December 2010, we continued our negotiations with a major energy company.

Critical Accounting Estimates

This discussion and analysis of our financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts and loans receivable, estimates of depreciable lives and valuation of property and equipment, valuations of discounts on debt,  valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets, valuation of stock based compensation and valuation of deferred patent and officers contributed services and the deferred tax valuation allowance.  We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

We adopted ASC 718-20-10, Share Based Payment (formerly SFAS No. 123R) which establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.  Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets (formerly SFAS 142 and 144) and the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

●	Significant changes in performance relative to expected operating results

●	Significant changes in the use of the assets or the strategy of our overall business

●	Significant industry or economic trends

As determined in accordance with the ASC, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the impairment loss is measured as the amount by which the carrying amount exceeds the fair market value of the assets.  In accordance with the ASC, in determining if impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.  The impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Revenue Recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant company obligations remain, and collection of the related receivable is reasonably assured.

The company recognizes revenue in the same period in which they are incurred from its business activities when goods are transferred or services rendered.  The company’s revenue generating process consists of the sale of its proprietary technology or the rendering of professional services consisting of consultation and engineering relating types of activity within the industry.  The company’s current billing process consists of generating invoices for the sale of its merchandise or the rendering of professional services.  Typically, invoices are accepted by vendor and payment is made against the invoice within 60 days upon receipt.

New Accounting Pronouncements

See Note 1 to our financial statements included in this report for discussion of recent accounting pronouncements.

Results of Operations

We are still a development stage company with limited revenues. During the fourth quarter 2010, we had product sales of $11,500 and consulting income related to the product sales of $12,925.

Revenue:

Our revenue for the year ended December 31, 2010 increased to $24,425 from $0 for the period from July 14, 2007 (Inception) to December 31, 2009, The increase is primarily attributable to including some limited income related to our attempt to launch our products to the market.

 In the future, we expect our revenue to grow as we are able to launch our products to the market place.

 Operating Expenses:

During the year ended December 31, 2010 our operating expenses increased by $425,331, an increase of 72% over the year ended December 31, 2009. Approximately $153,000 of this increase related to subcontracted services to implement software and programming changes to our products. In addition, professional fees increased by approximately 32% ($20,000) over the prior period mainly caused by the Company becoming public and additional costs of maintaining and meeting its filing requirements. Marketing expenses during the year ended December 31, 2010 also increased by approximately $80,000 or 216%. This large increase was a result of the company attempting to market its products and establish such markets before the final product launch.

  Compensation and related costs include salaries and payroll taxes. This compensation expense for the year ended December 31, 2010 increased by only $1,431 from $252,673 to $254,104 for the year ended December 31, 2009 to December 31, 2010.

Advertising expense primarily consists of expenses related to design, print and promotion of future products.  The Advertising expense for the years ended December 31, 2010 and 2009 increased to $11,700 from $4,500 respectively.

The net loss for the year ended December 31, 2010 was $1,036,938 loss per share basic and diluted was $0.05.

Liquidity and Capital Resources

In 2010, we used $486,879 in cash for operations.  The cash used consisted of our net loss $1,036,938 offset by certain larger non-cash items including stock granted for services of $341,005.

In 2010, we were provided $440,300 of cash in financing activities including $442,181 received from the sale of common stock, and a $175,825 non cash charge for redemption of common stock by the officers in lieu of loan receivables.

In 2010, our investing activities used net cash of $24,422 mainly attributable to the investing in additional trademarks.

To remain operational through the next 12 months, we will need to improve our cash flows.  To accomplish this, our management has been focused on raising additional capital and launching the first of its products to the marketplace.  If we are unable to improve our cash flow, we may need to raise additional funds through equity or debt financings.  If required, additional financing may not be available on terms that are favorable to us, if at all.  Any equity financing may be very dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational over the next 12 months.

Forward-Looking Statements

The statements in this report relating to our future liquidity, expectations regarding revenue and cost of revenue, expectations regarding growth in the BrioWave product line relative to our other services, its results on our revenue are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risk Factors Relating to Our Company

There is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We are a development stage company.  We have generated no significant revenues to date.  Our auditors have raised substantial doubt as to our ability to continue as a going concern.   In total, the business needs approximately $4,375,000 to fully implement our business plan. At December 31, 2010 we had $35,495 cash in the bank.   We have no agreement, commitment or understanding to secure any such funding from any other source. There is uncertainty regarding our ability to implement our business plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings. Our future success is dependent upon our ability to commence selling our products, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to commence selling our product, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our ability to continue in business and implement our business plan.

Our lack of operating history makes it difficult for an investor to evaluate our future business prospects.

We have a limited operating history. We have generated minimal revenues from the sales of our product.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate significant revenues or profits, which makes it difficult to evaluate our business. As a consequence, it is difficult, if not impossible, to forecast our future results. Because of the uncertainties related to our lack of operating history, it is more difficult for an investor to make an investment decision concerning our securities than if we were a profitable operating business.

The products we sell and install have never been sold on a mass market commercial basis, and we do not know whether they will be accepted by the market.

The market for our Brio Wave products for use by residential, commercial, industrial and governmental users is at a relatively early stage of development and the extent to which the products we sell and install will be widely adopted is uncertain. If these products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for the products we sell and install may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including but not limited to:

	The failure of our products to compete favorably against other similar energy conservation products on the basis of cost, quality and performance.

	Our failure to develop and maintain successful relationships with suppliers.

	Customer acceptance of our BrioWave.

If our proposed products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

Because we depend and will depend upon third parties with whom we have no signed contracts for components used in manufacturing our product and for the manufacturing of our products, if these manufactures fail to perform or if we lose our relationships with these suppliers, our revenues could be reduced.

We will rely on various third party suppliers for the components used in the production of our swimming pool electronic control products and for the manufacturing of our products.  Specifically, we are outsourcing all production, including, but not limited to, the design of our printed circuit board technology, firmware, and software assembly to MEC Northwest.  We maintain tooling in Guangzhou China for the purpose of manufacturing our polyethylene enclosure.  We do not have any signed contracts pertaining to any of our manufacturing which exposes us to a greater risk of losing these suppliers or manufacturers than if we had written agreements.

If we lose these suppliers, there can be no assurance that we will be able to negotiate new supplier or manufacturer agreements on acceptable terms, if at all, or that current or future supplier or manufacturer arrangements will be successful. With respect to any products supplied or manufactured by third parties, there can be no assurance that any third-party supplier will perform acceptably or that failures by third parties will not delay or impair our ability to deliver products on a timely basis, which could reduce our revenues.

Technological changes in our industry could render our Brio Wave products obsolete, which could prevent us from achieving sales and market share.

The failure of us or our suppliers to refine our, or their, technology and to develop and introduce new products could cause our, or their, products to become uncompetitive or obsolete, which could prevent us from increasing our sales and becoming profitable. The industry related to components using our Brio Wave products is rapidly evolving and highly competitive. Development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of products using our products. If this occurs, our sales could be diminished.

Problems with product quality or product performance, including defects, in the Brio Wave products we distribute and install could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our Brio Wave products may contain undetected errors or defects, especially when first introduced. For example, components in our Brio Wave products may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver components with errors or defects, or if there is a perception that our components contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. Similarly, if we deliver components with errors or defects, or if there is a perception that such components contain errors or defects, our credibility and the market acceptance and sales of our Brio Wave products could be harmed.  Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the component products in our energy systems results in injury.

Our business may be subject to warranty and product liability claims in the event that our Brio Wave fails to perform as expected or if a failure of our Brio Wave results, or is alleged to result, in bodily injury, property damage or other damages. Because our Brio Wave is used with products that involve the use of electricity, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We have no product liability insurance. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our business’ exposure to product liability claims is expected to increase significantly in connection with the implementation of our business plan.

We rely on suppliers to comply with intellectual property, copyright, hazardous materials and processes and trade secrecy laws and regulations and, if such laws and regulations are not sufficiently followed, our business could suffer substantially.

We endeavor to comply with all law and regulation regarding intellectual property law, manufacturing process law and regulation;however, in many cases it is our supplier that must comply with such regulations and laws.  Although we make efforts to ensure that products sourced from third parties comply with required regulation and law and that the operation of our suppliers do as well, our business could suffer if a supplier was, or suppliers were, found to be non compliant with regulation and law in our, our customers’ or our suppliers’ jurisdictions.

Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would reduce our sales.  In such an event we would not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan.

We rely on a combination of only three patents pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties.  We cannot give any assurance that these measures will prove to be effective in protecting our intellectual properties. We also cannot give any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may ultimately hold by developing products which closely emulate but do not infringe our patents.  We can give no assurance that we will be able to successfully defend our patents if and when received and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give any assurance that we will not be required to defend against litigation involving the patents if and when received or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

We have a policy concerning proprietary rights with our employees giving us proprietary rights to certain technology developed by those employees while engaged by our company; however, we can give you no assurance that courts of competent jurisdiction will enforce this policy.

Our lack of an established brand name and relative lack of resources could negatively impact our ability to effectively compete in the market for applications using our Brio Wave which could reduce the value of your investment.

We do not have an established brand name or reputation in the business of sales and installation of our Brio Wave products. We also have a relative lack of resources to conduct our business operations. Thus, we may have difficulty effectively competing with companies that have greater name recognition and resources than we do. Our inability to promote and/or protect our brand name may have an adverse effect on our ability to compete effectively in the energy systems market.

Because our sales history may involve variations in sales by season, our financial results may vary from period to period which could affect our stock price if our securities become qualified for quotation on the Over the Counter Bulletin Board.

The history of swimming pool electronic control products indicates that our busiest delivery periods tend to be March through September. October through February are slower periods.  Accordingly, our financial results may vary from period to period which could affect our stock price if our securities become qualified for quotation on the Over the Counter Bulletin Board.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 70.48% of our outstanding common stock and 100% or all 1,000,000 authorized shares of our Class B preferred stock which has 100 votes per share. As the Class B preferred stock votes with common stock, these individuals collectively hold 94.20% of the voting rights of our company.  As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our management decisions are made by our management team, Shawn Davis and Thomas Bianco and Raymond Kwok Cheung Tai. If we lose their services, our revenues may be reduced.

Our success is dependent in part upon the availability of our senior executive officers. The loss or unavailability to us of any of these individuals could have a material adverse effect on our business, prospects, financial condition and operating results. Specifically, we are substantially dependent on the continued services of Shawn Davis, Thomas Bianco and Raymond Kwok Cheung Tai. If Shawn Davis, Thomas Bianco and Raymond Kwok Cheung Tai are not able to continue as an officer, our prospects could be adversely affected and, as a result, the loss of Mr. Davis, Mr. Bianco and Mr. Tai’s services could materially adversely affect our operations.  Shawn Davis and Thomas Bianco have an employment contract. We do not maintain key man insurance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK.
Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-19, which appear at the end of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.  CONTROLS AND PROCEDURES.
            Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls

We carried out an evaluation required by Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 15d-15(e)).

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report.  This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC.  We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) are not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

We are undertaking to improve our internal control over financial reporting and improve our financial reporting controls and procedures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.As of December 31, 2010, we had identified the following material weaknesses which still exist as of December 31, 2010 and through the date of this report:

As of December 31, 2010 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.  Our directors and executive officers are as follows:

Name	Age	Position(s)

Shawn Davis	41	Chief Executive Officer/Director
Thomas Bianco	46	Chief Financial Officer/Treasurer/Director
Paul Davis	64	Vice President/Director
Timothy Smith	72	Secretary
Steve Bailey	57	Operations Officer
Shawn Steib	28	Executive Technical Officer
Raymond Kwok Cheung Tai	60	Foreign Operations Officer

Shawn Davis joined us in June 2007 as Chief Executive Officer.  From June 2007 to present, Mr. Davis has been the C.E.O of Attune RTD.  From 1995 to present owner of S.D. Electric.  From March 2005 to 2007, worked for Davis Companies as V.P. of Operations.  From 1998 to 2002, employed by El Monte Unified High School District as a school teacher.  In 1997 earned a B.S. in Business from Azusa Pacific University.  In 1995 obtained a C-10 Electrical Contractors License.  In 2009 obtained a certificate from “Boots on the Roof” as a certified photovoltaic installer.

Thomas Bianco joined us in June 2007 as Treasurer and Director.  From June 1994 to date, he has been the owner of Bianco & Son Fine Jewelry & Collectables.  He holds a Gemologist Degree received from the Gemological Institute of America issued in December 1994.  In December 2005, he received a Bachelor Degree in Business Science (BSB/M) from University Phoenix.  In May 2007, he received a Masters Degree in Business Administration (MBA) from Colorado State University.  He holds a Second Hand Dealers License issued by the Palm Springs Police Department in July 2007 to present.

Paul Davis joined us in June 2007 as Vice President and Director.  From 2002 to date, he has been Senior Field Supervisor for Davis Companies, Inc., a general contracting business specializing in property management and medium sized construction projects.

Timothy Smith joined us in June 2007 as Secretary.  From 1966 to date, he has been an Engineer, in the Quotation Department for National Technical Systems, which specializes in engineering, testing and evaluation, certification servicing and technical resources.

Steve Bailey joined us in June 2007 as Operations Officer.  From 2007 to date, he has been president and CEO of American Patriot Building Contractors.  From 2006 to 2007, he was Vice President of Operations for Davis Companies, Inc.  From 2004 to 2006, he was Director of Human Resources for Stronghold Engineering, Inc.  From 2002 to 2006, he was Project Manager for Stronghold Engineering, Inc.  He received a Doctorate in Education from Pepperdine University in 2002, a Master's Degree in Education from California State University, San Bernardino in 1994 and a Bachelor's Degree in Business from University of Redlands in 1992.

Shawn Steib joined us in June 2007 as Executive Technical Officer.  From July 2000 to December 2005, he was a Tile Setter at Peterson Tile Inc.  From December 2005 to March 2007, he was Vice President of Davis Companies, Inc. From March 2007 to date, he has been Vice President of Operations at American Patriot, an organization specializing in general construction of small to medium sized construction projects.

Raymond Kwok Cheung Tai joined us in July 2007 and became the Foreign Operations Officer.  From April 1989 to date, he has worked at Aqua Lung American Inc., as the Design and Development Manager. Aqua Lung America specializes in the design and manufacture of diving equipment.  Mr. Tai had a personal bankruptcy under Chapter 13 which was discharged in October 2005.

 Family Relationships among Officers and or Directors

Shawn Davis, C.E.O/Director and Paul Davis, Vice President/Director are father and son.  Timothy Smith, Secretary is Shawn Davis’ father-in-law.  Steve Bailey is Shawn Steib’s father in law.

Committees of the Board

We expect our Board, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt a charter relative to each such committee. We intend to appoint such persons to committees of the Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirement until we elect to seek listing on a national securities exchange.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer.  Although not required, the Code of Ethics also applies to our Board.  The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy of the Code of Ethics to any person without charge, upon request.  The code of ethics is also posted on the company’s web site at www.attunertd.com under the “Investor Relations” tab, located in the “Corporate Information” section, entitled, “Code of Ethics for Senior Executives and Financial Officers”. The request for a copy can be made in writing to Attune RTD, 3700 B Tachevah Dr, #B117, Palm Springs, CA, 92262 Attention: Thomas Bianco.
Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Attune RTD 3700 B Tachevah Dr, #B117, Palm Springs, CA 92262, Attention: Thomas Bianco.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Director Independence

We do not have an audit or compensation committee comprised of independent directors. We do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. None of the members of the board of directors are independent directors under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Board Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for Attune RTD.  Because we are a small company and do not have significant revenues, it is more efficient  to combine them.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Attune RTD, and how management addresses those risks.  Mr. Davis, as our Chairman and Chief Executive Officer, and Mr. Bianco, our Chief Financial Officer, work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our directors may conduct risk assessment analysis.  Presently, the primary risks affecting Attune RTD are the lack of working capital and the inability to generate sufficient revenues so that we have positive cash flow from operations.  The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Board Diversity

While we do not have a formal policy on diversity, our Board considers as one of the factors the diversity of the composition of our Board and the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Committee seeks to attract individuals with knowledge of Internet marketing.

 ITEM 11.  EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our Chief Executive Officer and the two other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, who we refer to as our Named Executive Officers.

2009 Summary Compensation Table

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non qualified deferred compensation	All other compensation	Total
Shawn Davis	CEO/Director	2009	$81,095	0	0	0	$38,905	0	120,000
Thomas Bianco	Treasurer/Director	2009	$81,095	0	0	0	$38,905	0	120,000

2010 Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
(a)	(b)	($)(c)	($)(e)(1)	($)(f)(1)	($)(j)
Shawn Davis	2010	120,000	200,000		120,000
Chief Executive Officer
Thomas Bianco’	2010	120,000	200,000		120,000
Chief Financial Officer and Treasurer

(1)
In June 2010, we issued 400,000 shares of Class A common stock to two officers, 200,000 individually, as a bonus incentive.  The shares were immediately vested.  The share grants were valued at $140,000 or $0.35 per share, based on contemporaneous cash sales prices.  This amount was fully expensed as of September 30, 2010.

 Employment Agreements

 Effective March 26, 2008, the Company established two employment arrangements by resolution of the Board of Directors with Shawn Davis our chief executive officer and Thomas Bianco our chief financial officer.  These arrangements established a yearly salary for each of $120,000.  No formal employment agreement has been executed between the parties.

As of December 31, 2010, the Company owed its officers $242,636 based on the terms of the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 26, 2011 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned (1)	Percent (1)

Directors and Executive Officers:

Common Stock	(2)(3) Shawn Davis	6,039,281	24.71%
Common Stock	(2)(3)Thomas Bianco	6,039,281	24.71%
Common Stock	Raymond Tai	3,145,714	12.87%
Common Stock	(2)(3)Paul Davis	600,000	2.46%
Common Stock	(2)(3)Timothy Smith	500,000	2.05%
	All executive officers and directors as a group (5 persons)	16,324,276	66.80%

5% Shareholders:

Common Stock	Penson Financial Services, Inc	2,067,129	8.46%

———————
*	Less than 1%

(1)
Applicable percentages are based on 24,437,746 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	An executive officer

(3)	A director.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We owe Shawn Davis and Thomas Bianco $121,318 respectively for accrued compensation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On January 14, 2011, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements for the l year ended December 31, 2010.  Prior to January 14, 2011, our independent registered public accounting firm was Salberg & Company P.A. (“Salberg”).  As of December 31, 2010 there were no Audit fees billed by M&K. The accountant fees paid to Salberg relate to the year end December 31, 2009 audit and accompanying 2010 interim reviews.  Audit fees billed by our independent registered public accounting firm for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our independent public accounting firm during each of the last two fiscal years are also presented in the following table:
.

	2010	2009
	($)	($)
M&K CPAs, PLLC
Audit Fees (1)	7,500
Audit Related Fees (2)
Tax Fees
All Other Fees

Salberg & Company P.A.
Audit Fees (1)	10,500	15,000
Audit Related Fees (2)	4,000	0
Tax Fees
All Other Fees
———————

    (1)           Audit fees – these fees relate to the audits of our annual consolidated financial statements and the review of our interim quarterly financial statements.

    (2)           Audit related fees – The audit related fees for the year ended December 31, 2010 and 2009 were for professional services rendered for assistance with reviews of documents filed with the SEC.

    Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors.  The Board approves the engagement letter with respect to audit, tax, review services and other services.

Item 15.  Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
3	Articles of Incorporation	S-1	12/8/2009	1
	First Amendment to Articles of Incorporation Second Amendment to Articles of Incorporation			2 3

10	Shareholder Loan Documents

3	By-Laws of Attune RTD	S-1	2/11/2010	4

3	Name Change Amendment to Articles			5

3	Name Change Amendment to Article	S-1	3/29/2010	5

10	Property Lease			2

10	Agreement USFI Marketing Communication			3

10	Form of employee proprietary rights agreement			4

10	Promissory Note – Davis	S-1/A	4/26/2010	5

10	Promissory Note - Bianco			6
10.1 10.2 10.3 99.1	Agreement with Itron Agreement with TXU Energy Retail Company Letter of Intent Press Release	8K	9/20/2010

———————
*Management Compensatory Plan or Arrangement.
 **The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request. Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)
the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)	facts may have changed since the date of the agreements; and

(v)	only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included.  We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted.  Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Attune RTD., 3700 B Tachevah Dr, #117, Palm Springs, CA 92262, Attention: Thomas Bianco.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2011
Attune RTD

By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bianco	Chief Financial Officer (Principal Financial Offer and Chief Accounting Officer)	April 7, 2011
Thomas Bianco

/s/ Paul Davis	Director	April 7, 2011
Paul Davis

/s/ Shawn Davis	Director	April 7, 2011
Shawn Davis

Financial Statement Index

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Attune RTD
(a development stage company)

We have audited the accompanying balance sheet of Attune RTD (the “Company”) (a development stage company) as of December 31, 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2010. The financial statements for the year ended December 31, 2009 and the period from inception (July 14, 2007) through December 31, 2009 were audited by other auditors whose report dated March 29, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern as addressed in Note 2 to the financial statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Attune RTD as of December 31, 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 1, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
     Attune RTD

We have audited the accompanying balance sheet of Attune RTD (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009 and for the period from July 14, 2007, (Inception of Development Stage) to December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Attune RTD, as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 and for the period from July 14, 2007 (Inception of Development Stage) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company reported a net loss of $645,946 and had cash used in operating activities of $348,224 for the year ended December 31, 2009.  Additionally, as of December 31, 2009, the Company had a working capital deficit, a stockholders’ deficit and a deficit accumulated during development stage of $281,962, $50,929 and $1,510,191, respectively, and was a development stage company with no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 29, 2010

Attune RTD
(a development stage company)
Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Current Assets
Cash	$35,495	$106,496
Accounts Receivable	28,422	-

Total Current Assets	63,917	106,496

Property and Equipment, net	13,446	13,809

Other Assets
Loans Receivable from Officers	-	175,825
Deferred Patent Costs, net	41,121	41,378
Trademark	21,254	-
Security Deposit	1,800	1,800

Total Other Assets	64,175	219,003

Total Assets	$141,537	$339,308

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts Payable	$160,073	$127,358
Accrued Salaries	242,636	175,239
Accrued Expenses	1,618	-
Liability to Guarantee Equity Value	118,980	83,980
Capital lease obligation	1,779	1,881

Total Current Liabilities	525,086	388,458

Long Term Liabilities
Capital lease obligation - less current portion	-	1,779

Total Liabilities	525,086	390,237

Commitments and Contingencies (See Note 9)

Stockholders' (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
December 31, 2010 and 2009, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	406,770	355,889
24,519,509 and 21,439,145 shares issued and outstanding at
December 31, 2010 and 2009, respectively
Additional Paid-in Capital	1,740,210	1,086,773
Deficit accumulated during development stage	(2,547,129)	(1,510,191)

Total Stockholders' (Deficit)	(383,549)	(50,929)

Total Liabilities and Stockholders' (Deficit)	$141,537	$339,308
The accompanying notes are an integral part of these Financial Statements

Attune RTD
(a development stage company)
Statements of Operations

	Year Ended	Year Ended	Period from July 14, 2007
	December 31,	December 31,	(Inception of Development Stage)
	2010	2009	to December 31, 2010

Revenues	$24,425	$-	$24,425

Operating Expenses
Advertising and Promotions	11,700	4,500	93,560
Contributed Services	-	-	111,781
Depreciation Expense	3,532	3,423	8,096
Legal Expense	45,962	12,000	59,462
Marketing Expense	116,292	36,735	156,527
Payroll Expense	254,104	252,673	699,007
Product Development	25,856	124,176	150,032
Professional Fees	63,457	45,897	212,246
Rent Expense	20,301	22,203	52,881
Research and Development	-	-	15,682
Subcontracted Services	153,199	-	153,199
			-
Other Operating Expenses	316,108	83,571	773,863

Total Operating Expenses	1,010,510	585,178	2,486,336

Loss from Operations	(986,085)	(585,178)	(2,461,911)

Other income (expense)
Gain on asset theft, net	-	29,125	29,125
Interest Expense	(389)	(1,456)	(2,067)
Interest Income	1	9,200	15,826
(Loss) Gain on Debt conversion	(49,615)	(97,637)	(127,252)
Income Tax Expense	(850)	-	(850)

Total Other income (expense)	(50,853)	(60,768)	(85,218)

Net Loss	(1,036,938)	(645,946)	(2,547,129)

Preferred stock dividends	(20,250)	(20,250)	(70,237)

Net loss applicable to common stock	$(1,057,188)	$(666,196)	$(2,617,366)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.05)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	22,799,345	19,545,125	23,611,606

The accompanying notes are an integral part of these Financial Statements

Attune RTD
(a development stage company)
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2010 and 2009 and for the periods from July 14, 2007 (Inception of Development Stage) to December 31, 2010
						Deficit Accumulated
						During	Total
	Preferred Stock - Class B		Common Stock - Class A		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity(Deficit)

Balance July 14, 2007 (Inception of Development Stage)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash	133,333	2,213	224,000	3,718	75,069	-	81,000

Offering Costs	-	-	-	-	(2,500)	-	(2,500)

Issuance of stock for services	866,667	14,387	14,050,000	233,230	53,213	-	300,830

Valuation of officer's contributed services	-	-	-	-	111,781	-	111,781

Net loss, July 14, 2007, (Inception of Development Stage) to December 31, 2007	-	-	-	-	-	(441,633)	(441,633)

Balance at December 31, 2007	1,000,000	$16,600	14,274,000	$236,948	$237,563	$(441,633)	$49,478

Issuance of common stock for cash	-	-	2,352,803	39,057	321,193	-	360,250

Offering costs	-	-	-	-	(1,500)	-	(1,500)

Issuance of stock for services	-	-	169,000	2,805	31,725	-	34,530

Issuance of stock for debt settlement	-	-	100,000	1,660	13,340	-	15,000

Net loss, year ended December 31, 2008	-	-	-	-	-	(422,612)	(422,612)

Balance at December 31, 2008	1,000,000	$16,600	16,895,803	$280,470	$602,321	$(864,245)	$35,146

Issuance of common stock for cash	-	-	3,688,438	61,228	376,207	-	437,435

Offering costs	-	-	-	-	(7,000)	-	(7,000)

Issuance of stock for services	-	-	66,333	1,101	10,049	-	11,150

Issuance of stock for debt settlement	-	-	788,571	13,090	105,196	-	118,286

Net loss, year ended December 31, 2009	-	-	-	-	-	(645,946)	(645,946)

Balance at December 31, 2009	1,000,000	$16,600	21,439,145	$355,889	$1,086,773	$(1,510,191)	$(50,929)

Issuance of common stock for cash			2,138,610	35,402	406,779		442,181
							-
Issuance of stock for services			1,076,000	17,708	323,297		341,005
							-
Issuance of stock for debt settlement			247,249	4,104	92,853		96,957
							-
Redemption of Stock by Officers for Loan Repayment			(521,439)	(8,656)	(167,169)		(175,825)
							-
Stock issued to Shareholder			139,944	2,323	(2,323)		-
							-
Net loss, year ended December 31, 2010						(1,036,938)	(1,036,938)

Balance at December 31, 2010	1,000,000	$16,600	24,519,509	$406,770	$1,740,210	$(2,547,129)	$(383,549)

The accompanying notes are an integral part of these Financial Statements

Attune RTD
(a development stage company)
Statements of Cash Flows

	Year Ended		Period from July 14, 2007
	December 31,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009	to December 31, 2010
Net Loss	$(1,036,938)	(645,946)	$(2,547,129)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	341,005	11,150	687,515
Contributed Capital	-	-	111,781
Depreciation and Amortization	3,790	3,423	8,354
Interest expense on conversion to Class A common stock	-	449	449
Loss on conversions of debt to Class A common stock	49,615	97,637	147,252
Gain on asset theft, net	-	(29,125)	(29,125)

Changes in Assets and Liabilities:
Accounts Receivable	(28,422)	-	(28,422)
Prepaid Expenses	-	7,731
Security Deposit	-	-	(1,800)
Accounts Payable	80,101	140,152	271,441
Accrued Expenses	1,721	(11,503)	1,721
Accrued Salaries	67,249	77,808	242,487
Liability to Guarantee Equity Value	35,000	-	35,000

NET CASH USED IN OPERATING ACTIVITIES	(486,879)	(348,224)	(1,100,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(3,169)	(7,372)	(16,320)
Deferred Patent costs	-	(10,976)	(41,378)
Trademark costs	(21,254)	-	(21,254)
Loans receivable from Officers		(9,200)	(175,825)
Insurance proceeds on asset theft	-	30,961	30,961

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,422)	3,413	(223,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	442,181	437,435	1,275,866
Offering costs related to the Sale of Class A - Common Stock	-	(7,000)	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	(1,881)	(1,641)	(5,279)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
			-

NET CASH PROVIDED BY FINANCING ACTIVITIES	440,300	428,794	1,359,787

NET INCREASE (DECREASE) IN CASH	(71,001)	83,983	35,495

CASH AT BEGINNING OF YEAR	106,496	22,513	-

CASH AT END OF YEAR	$35,495	106,496	$35,495

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$389	$1,456	$2,067
Income Tax	$850	$-	$850

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$39,272	$-	$15,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$55,200	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$35,000	$35,000	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$24,000	$48,980	$48,980

Redemption of stock by officers for loan repayment	$175,825	$-	$175,825

The accompanying notes are an integral part of these Financial Statements

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on December 19, 2001 under the name Catalyst Set Corporation and was dormant until July 14, 2007.  On September 7, 2007, the Company changed its name to Interfacing Technologies, Inc.  On March 24, 2008, the name was changed to Attune RTD.

Attune RTD (“The Company”, “us”, ”we”, ”our”) was formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through December 31, 2010.  To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying financial statements include the estimates of depreciable lives and valuation of property and equipment, allowances for losses on loans receivable, valuation of deferred patent costs, valuation of equity based instruments issued for other than cash, valuation of officer’s contributed services, and the valuation allowance on deferred tax assets.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2010 or 2009, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years.  Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred.

REVENUE RECOGNITION

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant company obligations remain, and collection of the related receivable is reasonably assured.

The company recognizes revenue in the same period in which they are incurred from its business activities when goods are transferred or services rendered.  The company’s revenue generating process consists of the sale of its proprietary technology or the rendering of professional services consisting of consultation and engineering relating types of activity within the industry.  The company’s current billing process consists of generating invoices for the sale of its merchandise or the rendering of professional services.  Typically, invoices are accepted by vendor and payment is made against the invoice within 60 days upon receipt.

Revenues for the year end December 31, 2010 were concentrated solely from one customer.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

LOANS RECEIVABLE FROM OFFICERS

Loans receivable consist of monies loaned to our officers pursuant to loan agreements.  The Company evaluates the loans for collectability and establishes an allowance for losses as necessary.  The Company charges off loans receivable against any allowance as determined by the Company.  Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010. As of December 31, 2010 there are no officer loans present. As the Company was a private company in 2009, these loans as of December 31, 2009 were not prohibited and thus were removed when the Company went public in 2010 as part of the share redemption.

DEFERRED PATENT COSTS AND TRADEMARK

Patent costs are stated at cost (inclusive of perfection costs) and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”).  The Company will write-off any currently capitalized costs for patents not granted by the USPTO.  Currently, the Company has four patents pending with the USPTO.

Trademark costs are capitalized on our balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. As of December 31, 2010 there was no impairment of the Trademark.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360-10).  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $11,700 and $4,500 for the years ended December 31, 2010 and 2009, respectively.

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

INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes” (ASC 740-10), which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

Additionally, the Company adopted the provisions of the FASB’s Financial Interpretation Number 48 (FIN. 48) (ASC 740-10), “Accounting for Uncertain Income Tax Positions”.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2010, tax years 2007, 2008, 2009 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

The Company has also adopted FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, (“FSP FIN 48-1”) (ASC 740-10), which was issued on May 2, 2007.  FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48.  FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, including cash, loans receivable and current liabilities, approximate fair value because of their short maturities.  Based upon the Company’s estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of loans payable, and capital lease obligations approximate fair value.  The Company adopted the provisions of SFAS 157 (ASC 820) on January 1, 2008.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result; the basic and diluted per share amounts for all periods presented are identical.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that became part of ASC Topic 855, “Subsequent Events”.  ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of ASC Topic 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard whereby the FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative non-governmental United States of America generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in ASC Topic 105.  All other accounting literature not included in the Codification is non-authoritative.  The Codification has not had a significant impact on the Company’s financial statements.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the years ended December 31, 2010 and 2009 the Company had a net loss of $1,036,938 and $645,946, respectively, and net cash used in operations of $486,879 and $348,224, respectively, and was a development stage company with little to no revenues.  In addition, as of December 31, 2010 the Company had a working capital deficit of $461,169 and a deficit accumulated during the development stage of $2,547,129.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

In order to execute its business plan, the Company will need to raise additional working capital and generate revenues.  There can be no assurance that the Company will be able to obtain the necessary working capital or generate revenues to execute its business plan.

Management’s plan in this regard, includes completing product development, generating marketing agreements with product distributors and raising additional funds through a private placement offering of the Company’s common stock.

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

3.           LOANS RECEIVABLE FROM OFFICERS

Pursuant to two separate unsecured promissory notes with our chief executive officer and our chief financial officer (borrowers) dated August 1, 2007, each borrower may borrow an amount equal to or less than $75,000 each at a rate of 5.75% (subsequently increased to $90,000).  Principal and interest are due under the terms of the loans on or before January 31, 2017.  Total principal and interest due under the loans as of December 31, 2010 and 2009 were $0 and $175,825, respectively.  On January 31, 2010, the officers/shareholders redeemed 521,439 shares (collectively) of their common stock in the Company, with a value of $0.35 to satisfy this outstanding debt obligation (See Note 10). Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010. As of December 31, 2010 there are no officer loans present. As the Company was a private company in 2009, these loans as of December 31, 2009 were not prohibited and thus were removed when the Company went public in 2010 as part of the share redemption.

4. PATENTS AND TRADEMARK

Patents and Trademarks consists of the following:

	Est. Useful Lives	December 31, 2010	December 31, 2009
Patent Costs	20 Years	$41,378	$41,378
Trademark	Indefinite	21,254	-

		62,632	41,378
Less total Accumulated amortization		(257)	-
		$62,375	$41,378

Total amortization expense relating to the Company’s patents was $257 and $0 for the years ended December 31, 2010 and 2009, respectively.

5.	PROPERTY AND EQUIPMENT

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2010	December 31, 2009
Computer equipment	5 Years	$10,227	$7,058
Office Equipment	5 Years	5,605	5,605
Vehicle	5 Years	5,000	5,000
		20,832	17,663
Less total Accumulated depreciation		(7,387)	(3,854)
		$13,446	$13,809

Total depreciation expense for the years ended December 31, 2010 and 2009 was $3,532 and $3,423, respectively.

During the year ended December 31, 2009, the Company wrote off $1,836 of the net book value of computer equipment, which was stolen during a break-in at the Company’s location.  This amount was off-set against insurance proceeds received (which totaled $30,961 and mainly related to intellectual property stored on the computers) resulting in the recording of a net gain on asset theft of $29,125 in the accompanying financial statements.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

6.           CAPITAL LEASES
Capital Leases

Capital Lease obligations consisted of the following at December 31:

	2010	2009
Capital lease payable – payable in monthly installments for principal and interest of $189 through October 2011. The debt is personally guaranteed by an officer of the Company.	$1,779	$3,660
Less current portion:	(0)	(1,881)
Long-term capital lease obligation	$1,779	$1,779

Interest expense on the above capital lease was $389 and $629 during the years ended December 31, 2010 and 2009 respectively.

Future minimum lease payments for capital leases are as follows for years ending December 31:

Total
2011	1,779
Total	$1,779

7.           COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value.  On September 7, 2007, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000.  On September 7, 2007, the Company enacted a 280 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada.  All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.  On November 28, 2007, the Company again amended its articles of incorporation to establish two classes of stock.  The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share.  The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized.  Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.  For the years ended December 31, 2010, 2009, 2008, and 2007, the board of directors did not declare any dividends.  Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2010, 2009, 2008, and 2007 were $70,237, $49,987 and $29,737, and $9,487 respectively.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009 and 2010 included the following:

Shares Issued for Cash

During 2007, 224,000 shares of Class A common stock were issued for $36,000 cash with various prices per share ranging from $0.15 to $0.25. Additionally, the Company paid cash offering costs of $2,500.

During 2008, 2,352,803 shares of Class A common stock were issued for $360,250 cash with various prices per share ranging from $0.13 to $0.25.  Additionally, the Company paid cash offering costs of $1,500.

In 2009, 3,688,438 shares of Class A common stock were issued for $437,435 cash with various prices per share ranging from $0.04 to $0.35.  Additionally, the company paid cash offering costs of $7,000.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

In 2010, 2,138,610 shares of Class A common stock were issued for $442,181 cash with various prices per share ranging from $.18 to $.35.

Shares Issued for Services

In 2007, 14,000,000 vested shares of Class A common stock were issued to founders having a fair value of $232,400, based on a nominal value of $0.0166 per share.  The $232,400 was expensed upon issuance as the shares were fully vested.

In 2007, 50,000 shares of Class A common stock were issued for legal services provided to the company with a value of $7,500 or $0.15 per share, based on a contemporaneous cash sales price.

In 2008, 169,000 shares of Class A common stock were issued for services having a fair value of $34,530 ranging from $0.13 to $0.25 per share, based on contemporaneous cash sales prices.

In March 2009, 8,000 shares of Class A common stock were issued for services provided to the Company with a value of $2,400 or $0.07 per share, based on a contemporaneous cash sales price.

In June 2009, 17,333 shares of Class A common stock were issued for services provided to the Company with a value of $2,600 or $0.15 per share, based on a contemporaneous cash sales price.

In August 2009, 41,000 shares of Class A common stock were issued for services provided to the Company with a value of $6,150 or $0.15 per share, based on a contemporaneous cash sales price.

In February 2009, 500,000 shares of contingently issuable Class A common stock were granted to a consultant pursuant to an agreement whereby the consultant must establish a contract with a specific distributor and produce a sale of the Company’s product through such distribution channel in order to earn the shares.  As of the date of this filing, no sales have occurred under the contract and the shares have not been earned and are not considered issued or outstanding for accounting purposes. The shares will be valued at fair value and such value recognized as expense on the date the contingency is satisfied

In January 2010, 21,000 shares of Class A common stock were issued for services provided to the Company with a value of $5,250 or $0.25 per share, based on a contemporaneous cash sales price.

In June 2010, 750,000 shares of Class A common stock were issued for services provided to the Company with a value of $270,200 at values ranging from $0.20 to $0.50  per share, based on  contemporaneous cash sales prices.

In July 2010, 250,000 shares of Class A common stock were issued for services provided to the Company with a value of 37,500 or $0.15 per share, based on a contemporaneous cash sales price.

In December 2010, 55,000 shares of Class A common stock were issued to 2 vendors for services with a value of $28,050, based on based on a contemporaneous cash sales price.

Shares Issued in Conversion of Other Liabilities

During 2008, 100,000 shares of Class A common stock were issued upon conversion of a $35,000 liability to a vendor.  The shares were valued at $0.15 per share or $15,000, based on a contemporaneous cash sales price and the Company recorded a $20,000 gain on conversion of debt.

In July 2009, 139,944 shares of Class A common stock were issued upon conversion of a $48,980 liability from a vendor.  The shares were valued at $16,793 or $0.12, based on a contemporaneous cash sales price.  The Company agreed with the vendor, prior to conversion, that it would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted ($48,980) and the above mentioned 2008 conversion as it was the same vendor ($35,000) and any difference in value, if less than the liability, would be paid in cash by the Company.  As a result, the Company recorded the $48,980 conversion as a liability along with the prior year conversion of $35,000 for a total liability of $83,980 as of December 31, 2009 which resulted in a loss on conversion in 2009 of $35,000.  These shares were reflected as issued in 2010; however, the liability was recorded in 2009 based on this guarantee.

In August 2009, the Company converted $55,200 of loans due to a shareholder into 788,571 shares of common stock, which were valued at $118,286 or $0.15 per share, based on contemporaneous cash sales prices of the Company’s common stock. The Company recognized a loss on conversion of $62,637 and charged $449 to interest expense.

During 2010, 247,249 shares of Class A common stock were issued upon conversion of $39,272 of vendor liabilities.  The shares were valued from $0.10 to $.36 per share, based on a contemporaneous cash sales price and the Company recorded a $49,615 loss on conversion of debt.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

In March 2010, 120,000 shares of Class A common stock were issued upon conversion of a $24,000 liability from a vendor. The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000. We agreed with the vendor, prior to conversion, that we would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by us in cash or through the issuance of additional common stock. As a result, we recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000.  The total cumulative liability to guarantee equity value totaled $118,890 based on this guarantee and the 2009 amounts as of December 31, 2010. No shares have been sold by the vendor through December 31, 2010.

In 2010 the Company issued 900,000 warrants to several investors in the Company. These warrants are attached to issuances of common stock.  As of April 4, 2011, none of the warrants has been exercised and there are 900,000 potentially dilutive securities outstanding.

Warrant Activity for the year ended December 31, 2010 is as follows:

Date of Issuance	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
April 15, 2010	900,000	$.040	$360,000	April 15, 2013

The warrants were valued using the Black Scholes model using the following assumptions: stock price at valuation, $0.35; strike price, $0.40; risk free rate 1.56%; 3 year term; and volatility of 225.63% resulting in a relative fair value of $298,323 relating to these warrants.
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

As of December 31, 2010, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai.

As of December 31, 2010, the balance sheet date, none of the shares under this plan were granted or issued.

Class B Participating Cumulative Preferred Super-voting Stock

Issuances of the Company’s preferred stock during the years ended December 31, 2007, 2008 and 2009 included the following:

Shares Issued for Cash

In 2007, 133,333 shares of Class B preferred stock were issued for $45,000 cash or $0.3375 per share.

Shares Issued for Services

In 2007, 866,667 shares of Class B preferred stock were issued to founders for services rendered during 2007 with a value of $0.3375 per share based on the above contemporaneous sale of Class B preferred stock.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

8.	INCOME TAXES

There was no income tax expense in 2010 and 2009 due to the Company’s net taxable losses.

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax expense (benefit) is as follows:

	Year ended December 31,
	2010	2009
Tax benefit at the United States statutory rate	$(335,515)	$(219,622)
State income tax, net of federal benefit	(60,157)	(22,823)
Stock based compensation	-	3,791
Meals	1,992	2,061
Change in valuation allowance	393,680	236,593

Income tax benefits	$-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is as follows:

	Year ended December 31,
	2010	2009
Net operating loss carryforward	$645,245	$325,689
Accrued salary	96,653	65,942
Contributed Services	44,527
Depreciation expense	847	1,961
Valuation allowance	(787,272)	(393,592)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At December 31, 2010 and 2009, the Company has net operating losses (NOL) of approximately $1,180,864 and $548,000, respectively, that will expire from 2027 to 2030.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2010 and 2009 for the full amount of our deferred tax assets due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at December 31, 2010  and 2009.  The valuation allowance as of December 31, 2010 and 2009 was approximately $787,272 and $394,000, respectively.  The net change in the valuation allowance during the years ended December 31, 2010 and 2009 was an approximate increase of $393,680 and $237,000, respectively.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

9.	COMMITMENTS AND CONTINGIENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of December 31, 2010 and 2009, the Company owed its officers $242,636 and $175,239, respectively, based on the terms of the agreement.

During the year ended December 31, 2007, neither officer was paid for his services.  Based on the value of the above agreement, the Company recorded the estimated value of contributed services from its officers of $111,781 representing work performed from formation of the Company through December 31, 2007.

Operating Leases

The Company currently leases office space under a long-term operating lease agreement expiring on September 30, 2010.  Within sixty days of expiration, the Company has the option to extend the lease for an additional five years.

Company management executed a Lease Modification and Extension Agreement dated March 15th, 2010, reducing the monthly lease payment from $1,783 to $1,400 per month, extending the lease term for an additional one year commencing October 1, 2010 and ending on September 30, 2011.

 The following is a schedule by years of future minimum rental payments required under the operating lease:

2011	$16,800

Total	$16,800

Rent expense for the years ended December 31, 2010 and 2009 were $20,301 and $22,203 respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2010 and 2009, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

In March of 2010, Attune RTD engaged the services of a vendor to complete work described in the Scope of Services portion of a March 2010 agreement.  Pursuant to the Agreement, the company paid the vendor a total of $70,618 towards the completion of services.  The agreement contained a “not to exceed cost” of $89,435.  On or about September 21, 2010 the company issued vendor 250,000 shares of Restricted Class A Common Stock as an incentive for vendor to deliver services not later than March 1, 2011.  Vendor agreed to incrementally deliver work in process.  No work in process was received from vendor.  Vendor requested the company pay an additional $18,817.50.  On or about October 4, 2010, vendor repudiated the agreement.  On February 23, 2011 The company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations.  Vendor did not acknowledge receipt of letter.

As of this date, the company is currently contemplating litigation with counsel to cancel the stock certificate.  Attune's alleged damages resulting from vendors failure to perform and subsequent repudiation of the contract, including the companies lost opportunity costs, should it pursue litigation against vendor will need to be established by an economic expert.  Vendor could conceivably pursue litigation against the company for the $18,818, however the Company believes this is not probable and therefore a contingent liability is not warranted.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

10.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company received funds from the issuance of a shareholder loan agreement to a shareholder.  During the year ended December 31, 2007, the Company had received $30,000 under this agreement.  During the year ended December 31, 2008, the Company received and additional $30,000 and repaid $4,800.  The outstanding balance as of December 31, 2008 was $55,200.  This debt was converted into 788,571 shares of Class A common stock in fiscal 2009 (See Note 7).

The Company entered into two unsecured promissory notes with its Chief Executive Officer and Chief Financial officer (see Note 3).  The balance due under these loans was $175,825 as of December 31, 2009.  As of December 31, 2009, the Company owed the same two officers $175,239 based on the terms of their employment contracts.  On January 31, 2010, the officers/shareholders redeemed 521,439 shares (collectively) of their common stock in the Company, with a value of $0.35 to satisfy this outstanding debt obligation. Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010. As of December 31, 2010 there are no shareholder loans present. As the Company was a private company in 2009, these loans as of December 31, 2009 were not prohibited and thus were removed when the Company went public in 2010 as part of the share redemption.

11. SUBSEQUENT EVENTS

During the period from January 1, 2011 through March 30, 2011, the Company sold 219,000 shares of class A common stock ranging from $0.20 to $0.25 per share for gross proceeds of $53,250.

On March 28, 2011, the Company entered into an agreement to sell 17,500,000 shares of its Class A common stock for $4.375 million, with a share price of $0.25 per share.  Under the agreement, the Company is to receive full payment by August 29, 2011.  As of April 4, 2011, the Company has received its first cash infusion under this agreement of $200,000.  The agreement is open ended and the purchasing company is not obligated to purchase the entire amount,

Management evaluated all activity of the Company through April 1, 2011 (the issuance date of the Company’s financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements.

