Form 10-Q
period 2011-03-31
ATTUNE RTD
filed 2011-05-12
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-163579

ATTUNE RTD

(Exact name of registrant as specified in its charter)

Nevada	32-0212241
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3700 E. Tachevah Dr., #B117
Palm Springs, California 92262
(Address of principal executive offices, zip code)

(760) 323-0233
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer   ☐                                                                                                             Accelerated filer ☐
Non-accelerated filer   ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):               Yes  ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2011, there were 42,943,521 shares of Class A common stock, $0.0166 par value per share, outstanding; and 1,000,000shares of Class B preferred cumulative participating super voting stock, $0.0166 par value per share, outstanding.

ATTUNE RTD
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of March 31, 2011 (unaudited) and March 31, 2010.	4

		Statements of Operations for the three ended March 31, 2011 and 2010, and the period from July 14, 2007 (Inception) to March 31, 2011 (unaudited).	5

		Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and the period from July 14, 2007 (Inception) through March 31, 2011 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

	Item 4T.	Controls and Procedures.	20

Part II.	Other Information
	Item 1.	Legal Proceedings.	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3.	Defaults Upon Senior Securities.	21

	Item 4.	(Removed and Reserved).	21

	Item 5.	Other Information.	21

	Item 6.	Exhibits.	21

Signatures			22

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Attune RTD, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to generate meaningful revenues, whether our products will ever be sold on a mass market commercial basis, our ability to protect our intellectual property, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 94.2% control the Company’s officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control, and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

ATTUNE RTD
(a development stage company)

Financial Statements

For the Three Months Ended March 31, 2011 and 2010
and the Period from July 14, 2007 (Inception of Development Stage) to March 31, 2011

TABLE OF CONTENTS

Page

Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	F-2

Unaudited Statements of Operations for the three months ended March 31, 2011 and 2010 and
the period from July 14, 2007 (Inception of Development Stage) to March 31, 2011	F-3

Unaudited Statements of Changes in Stockholders' Equity (Deficit) for the three months ended
March 31, 2011 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2011	F-4

Unaudited Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and
the period from July 14, 2007 (Inception of Development Stage) to March 31, 2011	F-5

Notes to Unaudited Financial Statements	F-6

Attune RTD
(a development stage company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets
Cash	$69,687	$35,495
Accounts Receivable	26,640	28,422

Total Current Assets	96,327	63,917

Property and Equipment, net	12,563	13,446

Other Assets
License, net of amortization	115,315	-
Deferred Patent Costs,net	40,991	41,121
Capitalized Trademarks	21,254	21,254
Security Deposit	1,800	1,800

Total Other Assets	179,359	64,175

Total Assets	$288,249	$141,537

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$141,653	$160,073
Accrued Salaries	239,405	242,636
Accrued Expenses	2,880	1,618
Liability to Guarantee Equity Value	118,980	118,980
Capital lease obligation	1,266	1,779
Current Portion of Long Term Debt	23,454	-

Total Current Liabilities	527,638	525,086

Long Term Liabilities
Long Term Debt - less current portion	91,681	-

Total Liabilities	619,319	525,086

Commitments and Contingencies (See Note 6)

Stockholders' Deficit
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
March 31, 2011 and December 31, 2010, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	422,005	406,770
25,428,521 and 24,519,509 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively
Additional Paid-in Capital	1,953,226	1,740,210
Deficit accumulated during development stage	(2,722,900)	(2,547,129)

Total Stockholders' Deficit	(331,069)	(383,549)

Total Liabilities and Stockholders' Deficit	$288,249	$141,537

Attune RTD
(a development stage company)
Statements of Operations

			Period from July 14, 2007 (Inception of Development Stage) to March 31, 2011
	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)	(Umaudited)

Revenues	$13,715	$-	38,140

Operating Expenses
Advertising and Promotions	-	5,700	93,560
Contributed Services	-	-	111,781
Depreciation Expense	883	883	8,979
Legal Expense	11,957	24,000	71,419
Marketing Expense	1,473	16,865	158,000
Payroll Expense	69,625	64,014	768,632
Product Development	30,380	-	180,412
Professional Fees	19,585	29,201	231,831
Rent Expense	4,200	5,402	57,081
Research and Development	-	-	15,682
Subcontracted Services			153,199

Other Operating Expenses	48,918	88,661	822,782

Total Operating Expenses	187,021	234,727	2,673,358

Loss from Operations	(173,306)	(234,727)	(2,635,218)

Other income (expense)
Gain on asset theft, net	-	-	29,124
Interest Expense	(497)	-	(2,564)
Interest Income	-	-	15,826
(Loss) Gain on Debt conversion, net	-	(12,071)	(127,252)
Income Tax Expense	(1,966)		(2,816)

Total Other income (expense)	(2,463)	(12,071)	(87,682)

Net Loss	(175,769)	(246,798)	(2,722,900)

Preferred stock dividends	(4,993)	(4,993)	(75,230)

Net loss applicable to common stock	$(180,762)	$(251,791)	$(2,798,130)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.01)	$(0.01)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	24,814,776	21,478,995	23,611,606

Attune RTD
(a development stage company)
Statements of Cash Flows

	Three Months Ended		Period from July 14, 2007
	March 31,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010	to March 31, 2011
	(Unaudited)	(Unaudited)

Net Loss	$(175,769)	(246,797)	$(2,722,897)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	-	-	687,515
Contributed Capital	-	-	111,781
Depreciation and Amortization	2,967	883	11,321
Interest expense on conversion to Class A common stock	-	-	447
Loss (Gain) on conversions of debt to Class A common stock, net	-	12,071	147,252
Gain on asset theft, net	-	-	(29,125)
Stock issued as gifts	-	7,350	-
Changes in Assets and Liabilities:
Accounts Receivable	1,602		(26,820)
Prepaid Expenses	-	-	-
Security Deposit	-	-	(1,800)
Accounts Payable	(18,420)	62,255	253,022
Accrued Expenses	1,262	9,897	2,983
Accrued Salaries	(3,231)	15,397	239,256
Liability to Guarantee Value			35,000

NET CASH USED IN OPERATING ACTIVITIES	(191,590)	(138,944)	(1,292,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	-	(16,320)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	-	(2,207)	(21,254)
Insurance proceeds on asset theft	-	-	30,961
Purchase of Software License	-	-	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(2,207)	(223,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	233,250	98,500	1,509,116
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	(513)	(567)	(5,792)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Redemption of Common Stock for a Vendor	(5,000)		(5,000)
Principal Payment on Note Payable	(1,955)		(1,955)

NET CASH PROVIDED BY FINANCING ACTIVITIES	225,782	97,933	1,585,569

NET INCREASE (DECREASE) IN CASH	34,193	(43,218)	69,688

CASH AT BEGINNING OF YEAR	35,495	106,496	-

CASH AT END OF YEAR	$69,688	63,278	$69,688

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$497	$-	$719
Income Tax	$1,966	$-	$1,966

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$37,250	$52,250
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$35,000	$35,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$-	$175,825	$175,825
Purcahse of Software License	$117,270	$-	$117,270

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through March 31, 2011.  To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2011 and December 31, 2010.

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

Revenues for the quarter ending March 31, 2011 were concentrated solely from one customer.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

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

Trademark costs are capitalized on our balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. As of March 31, 2011, there was no impairment of the Trademark.

SOFTWARE LICENSE

Software license fee are capitalized and amortized with a useful life of 5 years and are included in Other Assets on the balance sheet in accordance with ASC 350.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $0 and $5,700 for the three months ended March 31, 2011 and 2010, respectively.

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
 March 31, 2011
(Unaudited)

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the three months ended March 31, 2011, the Company had a net loss of $175,769; net cash used in operations of $191,590 and was a development stage company with limited revenues.  In addition, as of March 31, 2011, the Company had a working capital deficit of $431,400, and a deficit accumulated during the development stage of $2,722,900.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

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

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

3.	INTANGIBLES

Intangibles consist of patents, trademarks and a software license as follows:

	Est. Useful Lives	March 31, 2011	December 31, 2010
Patent Costs	20 Years	$41,378	$41,378
Trademark	Indefinite	21,254	21,254
Software License	5 Years	117,270	0
		179,902	62,632
Less total Accumulated amortization		(2,342)	(257)
		$177,560	$41,378

Total amortization expense relating to the Company’s patents and software license was $2,967 and $257 for the three months ended March 31, 2011 and the year ended December 31, 2010 respectively.

See Note 4 Software License for additional terms related to the software license.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)
 4. SOFTWARE LICENSE

The terms and conditions of the license arrangement that we have in place with our vendor for software is based on a sixty month buyout agreement for a Perpetual License payable in equal consecutive monthly installments in the amount of $5,650.  The monthly payment includes interest, a one-time software license fee of $142,669 and associated maintenance fees, “the rider”.  This agreement grants Attune the non exclusive, non transferable right to use the specified software in object code form only on its designated servers.  The Rider and the installments may not be canceled.  If installments are not made when due, and the default continues for 30 days after notice, the remaining unpaid balance of the One-Time License Fee shall be immediately due and payable.  The company may prepay the balance of remaining installments at any time, with an appropriate credit, as determined by IBI, for the future portion of the interest.  Maintenance will be provided for the balance of the designated period.  Vendor may transfer and assign the Licensee’s payment obligation hereunder.  The “Buyout Fee” is subject to adjustment in the event of upgrades.

A portion of the payments as relating to the one time license fee are capitalized and included in Other Assets on the balance sheet in accordance with ASC 350, whereas the amount due over the course of the license agreement for this onetime fee is included as long term debt on the balance sheet (net of discount and current portion).  The portion of the monthly installments as relating to maintenance fees are expensed as incurred.

5.           COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value.  On September 7, 2007, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000.  On September 7, 2007, the Company enacted a 280 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada.  All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.  On November 28, 2007, the Company again amended its articles of incorporation to establish two classes of stock.  The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share.  The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized.  Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.  For the years ended December 31, 2010, 2009, 2008, and 2007, the board of directors did not declare any dividends.  Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of March 31, 2011 were $75,230

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010 and the three months ended March 31, 2011 included the following:

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
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

In 2010, 2,138,610 shares of Class A common stock were issued for $442,181 cash with various prices per share ranging from $.18 to $.35.

In 2011, 939,000 shares of Class A common stock were issued for $233,250 cash with various prices per share ranging from $0.20 per share to $0.35 per share, during the three months ended March 31, 2011.

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

In 2011, the Company redeemed 29,988 shares from one of its vendors with a share price of $0.167, for a total value of $5,000.

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

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

In March 2010, 120,000 shares of Class A common stock were issued upon conversion of a $24,000 liability from a vendor. The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000. We agreed with the vendor, prior to conversion, that we would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by us in cash or through the issuance of additional common stock. As a result, we recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000.  The total cumulative liability to guarantee equity value totaled $118,890 based on this guarantee and the 2009 amounts as of December 31, 2010. No shares have been sold by the vendor through May 3, 2011.

In 2010 the Company issued 900,000 warrants to several investors in the Company. These warrants are attached to issuances of common stock.  As of  May 6 2011, none of the warrants has been exercised and there are 900,000 potentially dilutive securities outstanding.

Warrant Activity for the Quarter Ended March 31, 2011 is as follows:

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

As of March 31, 2011, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai.

As of March 31, 2011, the balance sheet date, none of the shares under this plan was issued.

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

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

6.	COMMITMENTS AND CONTINGIENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of March 31, 2011 and December 31, 2010, the Company owed its officers $239,405 and $242,636, respectively, based on the terms of the agreement.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 March 31, 2011
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

As of March 31, 2011 and December 31, 2010, the Company owed its officers $239,405 and $242,636, respectively, based on the terms of their employment agreements.

8. SUBSEQUENT EVENTS

On March 28, 2011, the Company entered into an agreement to sell 17,500,000 shares of its Class A common stock for $4.375 million, with a share price of $0.25 per share.  Under the agreement, the Company is to receive full payment by August 29, 2011.  The agreement has an early incentive provision allowing for a discount if entire investment is received and provided all payments are received on or before the inventive deadlines.  The agreement states that investor has the right, not the obligation to invest the entire amount, however, if an amount less than the entire investment is received, and the deadline has lapsed, the total investment will re-calculate at $0.40 per share.  As of May 4, 2011, the Company has received a total cash investment under this agreement of $1,243,750.  The agreement is open ended and the purchasing company is not obligated to purchase the entire amount,

On April 4, 2011, The Company sold 15,000 shares of class A common stock to one investor at $0.20 per share for gross proceeds of $3,750.

Management evaluated all activity of the Company through May 4, 2011 (the issuance date of the Company’s financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenue.   For the quarter ended March 31, 2011, the company had $13,175 versus the quarter ended March 31, 2010, where there were no revenues. The Company is in the development stage and for the first three months of 2011 has been involved in the rollout and testing of it’s first products into the Texas market.

Operating Expenses.  Total operating expense was $187,021 for the three months ended March 31, 2011, compared to $234,727 for the same period in 2010, a decrease of 20%. This reduction was primarily caused by a decrease in operating expenses related to the Company moving towards finalizing the first of its products and transitioning into field testing.  Of this decrease, approximately $22,000 was related to professional fees (legal, accounting, and audit fees) for the Company’s filing of its S-1 Registration Statement and the required audits and reviews to be in compliance with the filing requirements, for the three months ended March 31, 2010.  The other large decrease was related to marketing expense. This item decreased by approximately $15,000 from the quarter of the previous year. Employee-related costs increased from $64,014 to $69,625 an increase of 8.7%. All other operating expenses decreased in the three months ended March 31, 2011, by approximately $39,743 or approximately 44%.

Net Earnings.  We generated net losses of approximately $175,769 for the three months ended March 31, 2011 compared to approximately $246,798 for the same period in 2010, a decrease of 29%.

Liquidity and Capital Resources General.  At March 31, 2011, we had cash of $69,687. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $191,590 for the three months ended March 31, 2011, and we used cash in operations of approximately $139,000 for the same period in 2010. The principal elements of cash flow from operations for the three months ended March 31, 2011 included a net loss of $175,769 offset by: depreciation and amortization expense of $2,967,   and an increase investment in operating working capital elements of approximately $18,609.

Cash used in investing activities during the three months ended March 31, 2011 was $0 compared to $2,207 during thesameperiodin2010.

Cash received in our financing activities was $225,782 for the three months ended March 31, 2011, compared to cash received of approximately $97,933 during the same period in 2010 a year over year increase of 131%.

As of March 31, 2011, current liabilities exceeded current assets by $431,400. Current assets increased 51% from $63,917 at December 31, 2010 to $96,327 at March 31, 2011 while current liabilities increased 1% at quarter ended March 31, 2011 from $525,086 to $527,637 As a result; our working capital increased 6.5% from a deficit of $461,189 at December 31, 2010 to a deficit of $431,400 at March 31, 2011.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit.  The Company is currently making a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, and (iii) increase sales of its existing products and services. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2010.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2011.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 3, 2011, the Company offered and sold 400,000 shares of Class A common stock to one person (the “Investor”), at a purchase price of $0.25 per share, for aggregate proceeds of $100,000.

On March 22, 2011, the Company offered and sold 80,000 shares of Class A common stock to the Investor, at a purchase price of $0.25 per share, for aggregate proceeds of $20,000.

On March 30, 2011, the Company offered and sold 320,000 shares of Class A common stock to the Investor, at a purchase price of $0.25 per share, for aggregate proceeds of $80,000.

On April 1, 2011, the Company offered and sold 5,218,750 shares of Class A common stock to the Investor, at a purchase price of $0.20 per share, for aggregate proceeds of $1,043,750.

All four offers and sales referenced above were made by the Company pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D, promulgated thereunder, on the basis that the Investor is an “accredited investor” within the meaning of Securities Act Rule 501(a).  No finder’s fee or sales commission was paid to any person in connection with the four referenced offers and sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on  December 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTUNE RTD
(Name of Registrant)

Date: May 10, 2011	By:	/s/ Shawn Davis
Name: Shawn Davis
Title: Chairman and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.