Form 10-Q
period 2011-06-30
ATTUNE RTD
filed 2011-08-15
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer     ☐                                                                                                           Accelerated filer☐     Non-accelerated filer  ☐     (Do not check if a smaller reporting company)Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):               Yes  ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2011, there were 43,838,521 shares of Class A common stock, $0.0166 par value per share, outstanding; and 1,000,000 shares of Class B preferred cumulative participating super voting stock, $0.0166 par value per share, outstanding.

ATTUNE RTD
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010.	4

		Statements of Operations for the three ended June 30, 2011 and 2010, and the period from July 14, 2007 (Inception) to June 30, 2011 (unaudited).	5

		Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and the period from July 14, 2007 (Inception) through June 30, 2011 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4T.	Controls and Procedures.	11

Part II.	Other Information
	Item 1.	Legal Proceedings.	11

	Item 1A.	Risk Factors	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	(Removed and Reserved).	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	11

Signatures			12

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

TABLE OF CONTENTS

Page

Condensed Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010 and
the period from July 14, 2007 (Inception of Development Stage) to June 30, 2010 (Unaudited)	F-3

Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and
the period from July 14, 2007 (Inception of Development Stage) to June 30, 2011 (Unaudited)	F-4

Notes to Unaudited Condensed Financial Statements	F-5

Attune RTD
(a development stage company)
Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets
Cash	$697,505	$35,495
Accounts Receivable	-	28,422
Prepaid Expenses	5,571	-

Total Current Assets	703,076	63,917

Property and Equipment, net	122,063	13,446

Other Assets
Software License, net of amortization	109,452	-
Deferred Patent Costs	40,861	41,121
Capitalized Trademarks	21,254	21,254
Security Deposit	1,800	1,800

Total Other Assets	173,367	64,175

Total Assets	$998,506	$141,537

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$120,554	$160,073
Accrued Salaries	126,907	242,636
Accrued Expenses	1,918	1,618
Liability to Guarantee Equity Value	118,980	118,980
Capital lease obligation	736	1,779
Current Portion of Long Term Debt	39,791	-

Total Current Liabilities	408,886	525,086

Long Term Liabilities
Long-term debt - less current portion	172,696	-

Total Liabilities	581,582	525,086

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
June 30, 2011 and December 31, 2010, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	522,589	406,770
31,517,271 and 24,519,509 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively
Additional Paid-in Capital	3,130,192	1,740,210
Deficit accumulated during development stage	(3,252,457)	(2,547,129)

Total Stockholders' Equity (Deficit)	416,924	(383,549)

Total Liabilities and Stockholders' Equity (Deficit)	$998,506	$141,537

Attune RTD
(a development stage company)
Condensed Statements of Operations

					Period from July 14, 2007
	Three Months Ended		Six Months Ended		(Inception of Development Stage)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	to June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$-	$13,715	$-	$38,140

Operating Expenses
Advertising and Promotions	609	6,000	609	11,700	94,169
Contributed Services	0	-	-	-	111,781
Depreciation Expense	4,689	883	5,572	1,766	13,668
Legal Expense	8,240	5,741	20,197	29,741	79,659
Marketing Expense	9,000	29,471	10,473	46,337	167,000
Payroll Expense	106,289	63,454	175,914	127,468	874,921
Product Development	59,250	5,070	89,630	5,070	239,662
Professional Fees	9,929	8,480	29,514	37,681	241,760
Rent Expense	4,200	5,349	8,400	10,751	61,281
Research and Development	-	-	-	-	15,682
Subcontracted Services	-		-		153,199
					-
Other Operating Expenses	325,958	267,301	374,876	355,962	1,148,740

Total Operating Expenses	528,164	391,750	715,186	626,476	3,201,522

Loss from Operations	(528,164)	(391,750)	(701,471)	(626,476)	(3,163,382)

Other income (expense)
Income Tax	-	(800)	(1,966)	(800.00)	(2,816)
Gain on asset theft, net	-	-	-	-	29,125
Interest Expense	(1,394)	-	(1,891)	-	(3,958)
Interest Income	-	-	-	-	15,826
(Loss) Gain on Debt conversion, net	-	-	-	(12,071)	(127,252)

Total Other income (expense)	(1,394)	(800)	(3,857)	(12,871)	(89,075)

Net Loss	(529,558)	(392,550)	(705,328)	(639,347)	(3,252,457)

Preferred stock dividends	(5,049)	(5,049)	(10,042)	(10,042)	(80,279)

Net loss applicable to common stock	$(534,607)	$(397,599)	$(715,370)	$(649,389)	$(3,332,736)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	29,436,309	22,120,698	27,144,409	21,800,732

Attune RTD
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended		Period from July 14, 2007
	June 30,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010	to June 30, 2011
Net Loss	$(705,328)	(639,347)	$(3,252,457)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	220,050	182,000	907,565
Contributed Capital	-	-	111,781
Depreciation and Amortization	13,650	1,766	22,004
Amortization of Debt Discount	1,693	-	1,693
Interest expense on conversion to Class A common stock	-	-	447
Loss (Gain) on conversions of debt to Class A common stock, net	-	12,071	147,252
Gain on asset theft, net	-	-	(29,125)

Changes in Assets and Liabilities:
Accounts Receivable	28,422	-	-
Prepaid Expenses	(5,571)		(5,571)
Security Deposit	-	-	(1,800)
Accounts Payable	(39,518)	158,502	231,923
Accrued Expenses	-	3,055	1,721
Accrued Salaries	(115,429)	30,247	127,058
Liability to Guarantee Value	-		35,000

NET CASH USED IN OPERATING ACTIVITIES	(602,031)	(251,706)	(1,702,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Deposit Paid for Truck Purchase	(11,500)	-	(27,820)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	-	(18,907)	(21,254)
Insurance proceeds on asset theft	-	-	30,961

NET CASH USED IN INVESTING ACTIVITIES	(11,500)	(18,907)	(235,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	1,290,750	207,699	2,566,616
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Proceeds from Line of Credit	-	12	-
Principal Payments on Capital Lease Obligations	(1,042)	(946)	(6,320)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Redemption of Common Stock for Value	(5,000)		(5,000)
Principal Payments on Software Financing	(9,166)		(9,166)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,275,542	206,765	2,635,330

NET INCREASE (DECREASE) IN CASH	662,010	(63,848)	697,505

CASH AT BEGINNING OF PERIOD	35,495	106,496	-

CASH AT END OF PERIOD	$697,505	42,648	$697,505

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$-	$-	$222
Income Tax	$800	$800	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$39,170	$54,170
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$35,000	$35,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$-	$175,825	$175,825
Prepaid Common stock issued for services	$-	$87,500	$87,500
Financing of Software costs	$117,270	$-	$117,270
Financing of Truck Purchase	$114,190	$-	$114,190

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through June 30, 2011.  To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at June 30, 2011 and December 31, 2010.

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

Revenues for the six months ending June 30, 2011 were concentrated solely from one customer.

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

Trademark costs are capitalized on our balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. As of June 30, 2011, there was no impairment of the Trademark.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $609 and $6,900 for the six months ended June 30, 2011 and 2010, respectively.

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

The Company values it non-employee equity based payments utilizing marked to market, under ASC 505-50.

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the six months ended June 30, 2011, the Company had a net loss of $705,328; net cash used in operations of $602,031and was a development stage company with limited revenues.  In addition, as of June 30, 2011, the Company had a deficit accumulated during the development stage of $3,252,457.

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

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

3.	INTANGIBLES

Intangibles consist of patents, trademarks and a software license as follows:

	Est. Useful Lives	June 30, 2011	December 31, 2010
Patent Costs	20 Years	$41,378	$41,378
Trademark	Indefinite	21,254	21,254
Software License	5 Years	117,270	0
		179,902	62,632
Less total Accumulated amortization		(8,335)	(257)
		$171,567	$41,378

Total amortization expense relating to the Company’s patents and software license was $8,077 and $257 for the six months ended June 30, 2011 and the year ended December 31, 2010 respectively.

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

5.           LONG TERM DEBT

Long Term Debt consists of the flowing:

	June 30, 2011	December 31, 2010
Note payable related to software license, with monthly payments of $5,650 including interest	$111,145	$-
Note Payable related to the purchase of 2 Company trucks, bearing interest at 1.9%, payable in monthly installments of $755.11 each	101,342	-

Total	212,487	-
Less Current Portion	39,791	-
Total Long Term Debt	$172,696	$-

6.           COMMON STOCK

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

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010 and the six months ended June 30, 2011 included the following:

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

In 2011, 5,273,750 shares of Class A common stock were issued for 1,057,500 cash with various prices per share ranging from $0.20 per share to $0.25 per share, during the three months ended June 30, 2011.

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

In June 2011, the Company issued 815,000 shares of Class A common stock were issued for services provided to the Company with a value of  $220,050 at a value of $.27 per share based on contemporaneous cash sales prices.

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

Warrant Activity for the six months ended June 30, 2011 is as follows:

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

As of June30, 2011, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai.

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

7.	COMMITMENTS AND CONTINGIENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of June 30, 2011 and December 31, 2010, the Company owed its officers $126,907 and $242,636, respectively, based on the terms of the agreement.

Stock Issuance Commitment

The Company entered into an agreement with one of its vendors, whereby the vendor will provide source code applications to the Company. Upon successful completion of the development of the source code the vendor will be entitled to receive 50,000 shares of Class A common stock with a share price of $0.51 per share.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

8.	RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, the Company owed its officers $126,907 and $242,636, respectively, based on the terms of their employment agreements.

In June 2011, the Company issued 815,000 shares of its Class A common stock to four of the company’s executive officers (200,000 shares each), and 15,000 shares to the Company’s accountant in exchange for services provided.

9.           SUBSEQUENT EVENTS

On July 29, 2011, the Company entered into an agreement with a prior vendor to reduce the liability it had to guarantee the value of the equity. Under the terms of the new agreement the vendor agreed to write off the entire liability in exchange for $10,000 which will be paid out in monthly installments until the $10,000 is paid in full.

On April 4, 2011, The Company sold 15,000 shares of class A common stock to one investor at $0.20 per share for gross proceeds of $3,750.

On or about July 21, 2011 the Chief Financial Officer and the Chief Executive Officer met with TXU Energy Retail Company, LLC executive management to discuss the ongoing pilot program throughout the state of Texas and the existing Professional Services Agreement executed on July 15, 2010.  Under the terms of the agreement, the contract expired on Jan 2011, but company and vendor have verbally agreed to extend the term of the existing agreement to continue field testing to date.  Management expects to meet again with vendor at the end of August to discuss the future of the relationship and the latent opportunity of migrating from the current pilot program to a larger beta field test to include an additional 1,500-2,000 residential homes in the service area.

Management evaluated all activity of the Company through August 13, 2011 (the issuance date of the Company’s financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenue.   For both quarters ended June 30, 2011 and 2010, the company has not had any revenues. The Company is in the development stage and has limited revenues, as the Company has been involved in the rollout and testing of its first products into the Texas market.

Gross Profit.  Since the company has yet to record and or achieve any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses.  Total operating expense was $528,164 for the three months ended June 30, 2011, compared to $391, 749 for the same period in 2010 an increase of approximately 35%. This increase was primarily caused by increased operating expenses related to the Company moving towards finalizing the first of its products and moving into field testing. Of this increase, $220,050 was for stock based compensation incurred in the quarter and approximately $48,446 related to the company’s product development efforts. Marketing expense in the quarter ended June 30, 2011 decreased by approximately $20,000 from the quarter ended June 30, 2010.

 Provision for Income Taxes.  Our income taxes for the three months ended June 30, 2011 were $0, compared to $800 for the same period in 2010.  We did not incur any federal tax liability for the three months ended June 30, 2011 and 2010 because we incurred operating losses in these periods.

Net Earnings.  We generated net losses of approximately $529,558 for the three months ended June 30, 2011 compared to approximately $392,500 for the same period in 2010, an increase of 35%.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue.   For both six months ended June 30, 2011 and 2010, the company has had limited revenues. The Company is in the development stage and for the first six months of 2011 had revenues of $13,715 from one customer, while for the same period in 2010 has been involved in the rollout and testing of its first products into the Texas market, and had no revenues.

Gross Profit.  Since the company has yet to record any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses.  Total operating expense was $715,186 for the six months ended June 30, 2011, compared to $626,746 for the same period in 2010, an increase of approximately 14%. This increase was primarily caused by increased operating expenses related to the Company moving towards finalizing the first of its products and moving into field testing. Of this increase, $220,050 is related solely to stock based compensation, approximately $48,446 related to product development costs. Employee-related costs increased from $127,468 to $175,914 an increase of 38%.

 Provision for Income Taxes.  Our income taxes for the six months ended June 30, 2011 were $1,966, compared to $800 for the same period in 2010.  We did not incur any federal tax liability for the six months ended June 30, 2011 and 2010 because we incurred operating losses in these periods.  The income tax relates solely to the minimum tax due to the State of California.

Net Earnings (Loss).  We generated net losses of approximately $705,328 for the six months ended June 30, 2011 compared to approximately $639, 347 for the same period in 2010, an increase of 10%.

Liquidity and Capital Resources

General.  At June 30, 2011, we had cash of $697,505. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $602,031 for the six months ended June 30, 2011, and we used cash in operations of approximately $251,700 for the same period in 2010. The principal elements of cash flow from operations for the six months ended June 30, 2011 included a net loss of $705,328 offset by; depreciation and amortization expense of $13,650, and stock-based expenses of $220,050.

Cash used in investing activities during the six months ended June 30, 2011 was $11,500 compared to $18,907 during the same period in 2010.

Cash received in our financing activities was $1,275,542 for the six months ended June 30, 2011, compared to cash received of approximately $206,765 during the same period in 2010.

As of June 30, 2011, current assets exceeded current liabilities by .71 times or $294,190, compared to June 30 2010, where current liabilities exceeded current assets by 4.8 times or by $461,169. Current assets increased approximately 1000% from $63,917 at December 31, 2010 to $703,076 at June 30, 2011 while current liabilities decreased 22% to $408,886 at June 30, 2011 from $525,086 at December 31, 2010. As a result, our working capital deficit decreased from $461,169 at December 31, 2010 to a surplus of $294,190 at June 30, 2011.

Currently, the Company has sufficient capital to meet its current cash needs. The Company will continue to seek additional capital and long term debt financing to attempt to provide working capital to meets its operating requirements.  The Company is currently making a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2011.

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

None.

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

ATTUNE RTD
(Name of Registrant)

Date: ______________, 2011	By:	/s/ Shawn Davis
Name: Shawn Davis
Title: Chairman and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.