Form 10-Q/A
period 2011-06-30
ATTUNE RTD
filed 2011-09-30
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1
to
Form 10-Q

(Mark one)
☑ Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐ Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-163579

ATTUNE RTD
(Exact name of registrant as specified in its charter)

Nevada	333-163579	32-0212241
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

3700 E. Tachevah Dr., #B117 Palm Springs, California 92262
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (760) 323-0233

(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☑

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes        ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 13, 2011, there were approximately 43,838,521 shares of the Issuer's common stock, par value $0.0166 per share outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to World Health Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6   EXHIBITS

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
———————
*
These exhibits were previously included or incorporated by reference in World Health Energy Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**	Filed herewith.

8

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATTUNE RTD

Date: September 30, 2011	By:	/s/ Shawn Davis
Name: Shawn Davis
Title: Chairman and Chief Executive Officer