Form 10-Q
period 2011-09-30
ATTUNE RTD
filed 2011-11-10
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
As of November 1, 2011, there were ____________ shares of Class A common stock, $0.0166 par value per share, outstanding; and 1,000,000 shares of Class B preferred cumulative participating super voting stock, $0.0166 par value per share, outstanding.

ATTUNE RTD
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of September 30, 2011 (unaudited) and September 30, 2010.	4

		Statements of Operations for the three ended September 30, 2011 and 2010, and the period from July 14, 2007 (Inception) to September 30, 2011 (unaudited).	5

		Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and the period from July 14, 2007 (Inception) through September30, 2011 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

	Item 4T.	Controls and Procedures.	18

Part II.	Other Information
	Item 1.	Legal Proceedings.	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

	Item 3.	Defaults Upon Senior Securities.	19

	Item 4.	(Removed and Reserved).	19

	Item 5.	Other Information.	19

	Item 6.	Exhibits.	19

Signatures			20

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

Attune RTD
(a development stage company)
Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets
Cash	$379,504	$35,495
Accounts Receivable	9,610	28,422
Prepaid Expenses	4,138	-

Total Current Assets	393,252	63,917

Property and Equipment, net	115,303	13,446

Other Assets
Software License, net of amortization	103,589	-
Deferred Patent Costs	40,732	41,121
Capitalized Trademarks	21,254	21,254
Security Deposit	1,800	1,800

Total Other Assets	167,375	64,175

Total Assets	$675,930	$141,537

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$133,503	$160,073
Accrued Salaries	114,863	242,636
Accrued Expenses	1,453	1,618
Liability to Guarantee Equity Value	90,980	118,980
Capital lease obligation	168	1,779
Current Portion of Long Term Debt	39,791	-

Total Current Liabilities	380,758	525,086

Long Term Liabilities
Long-term debt - less current portion	163,739	-

Total Liabilities	544,497	525,086

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
September 30, 2011 and December 31, 2010, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	478,020	406,770
28,832,396 and 24,519,509 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively
Additional Paid-in Capital	3,190,261	1,740,210
Deficit accumulated during development stage	(3,553,448)	(2,547,129)

Total Stockholders' Equity (Deficit)	131,433	(383,549)

Total Liabilities and Stockholders' Equity (Deficit)	$675,930	$141,537

Attune RTD
(a development stage company)
Condensed Statements of Operations

					Period from July 14, 2007
	Three Months Ended		Nine Months Ended		(Inception of Development Stage)
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	to September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$9,610	$-	$23,325	$-	$47,750

Operating Expenses
Advertising and Promotions	-	-	607	11,700	94,167
Contributed Services	-	-	-	-	111,781
Depreciation Expense	6,760	1,012	12,332	2,778	20,428
Legal Expense	22,696	5,285	42,893	35,026	102,355
Marketing Expense	4,668	69,657	15,141	115,994	171,668
Payroll Expense	79,081	63,588	254,995	191,056	954,002
Product Development	112,149	3,036	201,779	8,106	351,811
Professional Fees	16,907	14,471	46,421	52,152	258,667
Rent Expense	4,200	5,350	12,600	16,101	65,481
Research and Development	-	-	-	-	15,682
Subcontracted Services	-	-	-		153,199
					-
Other Operating Expenses	87,357	24,700	462,235	380,662	1,236,099

Total Operating Expenses	333,818	187,099	1,049,004	813,575	3,535,340

Loss from Operations	(324,208)	(187,099)	(1,025,679)	(813,575)	(3,487,590)

Other income (expense)
Income Tax	-	(50)	(1,966)	(850.00)	(2,816)
Gain on asset theft, net	-	-	-	-	29,125
Interest Expense	(1,783)	-	(3,674)	-	(5,741)
Interest Income	-	-	-	-	15,826
(Loss) Gain on Debt conversion, net	25,000	-	25,000	(12,071)	(102,252)

Total Other income (expense)	23,217	(50)	19,360	(12,921)	(65,858)

Net Loss	(300,991)	(187,149)	(1,006,319)	(826,496)	(3,553,448)

Preferred stock dividends	(5,049)	(5,104)	(15,091)	(15,146)	(85,328)

Net loss applicable to common stock	$(306,040)	$(192,253)	$(1,021,410)	$(841,642)	$(3,638,776)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	28,793,537	23,215,650	25,870,683	22,278,320	28,821,221

Attune RTD
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended		Period from July 14, 2007
	September 30,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010	to September 30, 2011
Net Loss	$(1,006,319)	(826,496)	$(3,553,447)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	230,050	175,000	815,715
Contributed Capital	-	-	111,781
Depreciation and Amortization	26,402	2,778	34,756
Amortization of Debt Discount	3,386	-	3,386
Interest expense on conversion to Class A common stock	-	-	447
Loss (Gain) on conversions of debt to Class A common stock, net	(25,000)	12,071	122,252
Gain on asset theft, net	-	-	(29,125)
Stock issued as gifts	-	7,350	7,350
Amortization of stock based prepaid expenses	-	87,500	87,500
Stock Based Expense paid by Officers	-	7,000	7,000
Changes in Assets and Liabilities:
Accounts Receivable	18,812	-	(9,610)
Prepaid Expenses	(4,138)	-	(4,138)
Security Deposit	-	-	(1,800)
Accounts Payable	(28,181)	116,986	243,260
Accrued Expenses	-	2,480	1,721
Accrued Salaries	(130,938)	43,342	111,549
Liability to Guarantee Value	-	-	35,000

NET CASH USED IN OPERATING ACTIVITIES	(915,926)	(371,989)	(2,016,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Deposit Paid for Truck Purchase	(11,500)	-	(27,820)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	-	(18,907)	(21,254)
Insurance proceeds on asset theft	-	-	30,961

NET CASH USED IN INVESTING ACTIVITIES	(11,500)	(18,907)	(235,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	1,296,251	310,699	2,572,117
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Proceeds from Line of Credit	-	-	-
Principal Payments on Capital Lease Obligations	-	(1,513)	(5,279)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Redemption of Common Stock for Value	(4,999)	-	(4,999)
Principal Payments on Software Financing	(13,682)	-	(13,682)
Principal Payments on Long Term Debt	(6,134)		(6,134)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,271,436	309,186	2,631,223

NET INCREASE (DECREASE) IN CASH	344,009	(81,710)	379,504

CASH AT BEGINNING OF PERIOD	35,495	106,496	-

CASH AT END OF PERIOD	$379,504	24,786	$379,504

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$1,783	$-	$2,005
Income Tax	$800	$800	$1,650

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$39,170	$54,170
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$35,000	$35,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$-	$175,825	$175,825
Prepaid Common stock issued for services	$-	$87,500	$87,500
Financing of Software costs	$117,270	$-	$117,270
Financing of Truck Purchase	$114,190	$-	$114,190

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through September 30, 2011.  To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at September 30, 2011 and December 31, 2010.

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

Revenues for the nine months ending September 30, 2011 were concentrated solely from one customer.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

Trademark costs are capitalized on our balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. As of September 30, 2011, there was no impairment of the Trademark.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $609 and $11,700 for the nine  months ended September 30, 2011 and 2010, respectively.

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
September 30, 2011
(Unaudited)
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
September 30, 2011
(Unaudited)

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the nine months ended September 30, 2011, the Company had a net loss of $1,001,310; net cash used in operations of $934,673 and was a development stage company with limited revenues.  In addition, as of September 30, 2011, the Company had a deficit accumulated during the development stage of $3,548,348.

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

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

3.	INTANGIBLES

Intangibles consist of patents, trademarks and a software license as follows:

	Est. Useful Lives	September 30, 2011	December 31, 2010
Patent Costs	20 Years	$41,378	$41,378
Trademark	Indefinite	21,254	21,254
Software License	5 Years	117,270	0
		179,902	62,632
Less total Accumulated amortization		(14,329)	(257)
		$165,573	$41,378

Total amortization expense relating to the Company’s patents and software license was $12,378 and $257 for the nine months ended September 30, 2011 and the year ended December 31, 2010 respectively.

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

5.           LONG TERM DEBT

Long Term Debt consists of the flowing:

	September 30, 2011	December 31, 2010
Note payable related to software license, with monthly payments of $5,650 including interest	$101,872	$-
Note Payable related to the purchase of 2 Company trucks, bearing interest at 1.9%, payable in monthly installments of $755.11 each	96,557	-

Total	198,249	-
Less Current Portion	39,791	-
Total Long Term Debt	$158,638	$-

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
6.           COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value.  On September 7, 2007, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000.  On September 7, 2007, the Company enacted a 280 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada.  All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.  On November 28, 2007, the Company again amended its articles of incorporation to establish two classes of stock.  The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share.  The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized.  Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock.  The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.  For the years ended December 31, 2010, 2009, 2008, and 2007, the board of directors did not declare any dividends.  Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of September 30, 2011 were $85,328

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010 and the nine months ended September 30, 2011 included the following:

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

In 2011, 24,500 shares of Class A common stock were issued for $5,500 cash with prices ranging from $0.20 to $0.25 per share, during the three months ended September 30, 2011

Shares Issued for Services

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
September 30, 2011
(Unaudited)

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

In June 2011, the Company issued 50,000 shares of Class A common stock were issued for services provided to the Company with a value of  $10,000 at a value of $.20 per share based on contemporaneous cash sales prices.

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
September 30, 2011
(Unaudited)

During 2010, 247,249 shares of Class A common stock were issued upon conversion of $39,272 of vendor liabilities.  The shares were valued from $0.10 to $.36 per share, based on a contemporaneous cash sales price and the Company recorded a $49,615 loss on conversion of debt.

In March 2010, 120,000 shares of Class A common stock were issued upon conversion of a $24,000 liability from a vendor. The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000. We agreed with the vendor, prior to conversion, that we would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by us in cash or through the issuance of additional common stock. As a result, we recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000.  In July 2011, the Company negotiated a settlement with this vendor for $10,000 to be paid in monthly installments. The total cumulative liability to guarantee equity value totaled $98,980 based on this guarantee and the negotiated settlement as of September 30, 2011.

In 2010 the Company issued 900,000 warrants to several investors in the Company. These warrants are attached to issuances of common stock.  As of November 1, 2011, none of the warrants has been exercised and there are 900,000 potentially dilutive securities outstanding.

Warrant Activity for the nine months ended September 30, 2011, is as follows:

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

As of September 30, 2011, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai.

Class B Participating Cumulative Preferred Super-voting Stock

Issuances of the Company’s preferred stock during the years ended December 31, 2007, 2008 and 2009 included the following:

Shares Issued for Cash

In 2007, 133,333 shares of Class B preferred stock were issued for $45,000 cash or $0.3375 per share.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Shares Issued for Services

In 2007, 866,667 shares of Class B preferred stock were issued to founders for services rendered during 2007 with a value of $0.3375 per share based on the above contemporaneous sale of Class B preferred stock.

7.	COMMITMENTS AND CONTINGIENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of September 30, 2011 and December 31, 2010, the Company owed its officers $114,863 and $242,636, respectively, based on the terms of the agreement.

Stock Issuance Commitment

The Company entered into an agreement with one of its vendors, whereby the vendor will provide source code applications to the Company. Upon successful completion of the development of the source code the vendor will be entitled to receive 100,000 shares of Class A common stock with a share price of $0.20 per share. The source code must be completed by November 18, 2011 in order for the vendor to receive the stock.

Operating Leases

The Company currently leases office space under a long-term operating lease agreement expiring on September 30, 2011.  Within sixty days of expiration, the Company has the option to extend the lease for an additional five years.  In August 2011, the lease was extended for a period of one year beginning on October 1, 2010 and ending on September 30, 2012. With the extension the Company has the option to extend the lease for one more 24 month period commencing in 2012. Rent was set with the new lease agreement at $1,400 per month.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

In March of 2010, Attune RTD engaged the services of a vendor to complete work described in the Scope of Services portion of a March 2010 agreement.  Pursuant to the Agreement, the company paid the vendor a total of $70,618 towards the completion of services.  The agreement contained a “not to exceed cost” of $89,435.  On or about September 21, 2010 the company issued vendor 250,000 shares of Restricted Class A Common Stock as an incentive for vendor to deliver services not later than March 1, 2011.  Vendor agreed to incrementally deliver work in process.  No work in process or finished work of any kind was received from vendor.  Vendor requested the company pay an additional $18,817.50.  On or about October 4, 2010, vendor repudiated the agreement.  On February 23, 2011 The Company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations.  Vendor did not acknowledge receipt of letter.   The company has issued a “Stop” on vendor’s certificate.

On September 25, 2011, the company received Notice of Chapter 7 Bankruptcy Case filed personally by vendor.  Company is discussing with counsel the filing of an adversary proceeding to be filed on or before December 5th, 2011.  Additionally, company is currently contemplating litigation with counsel for legal remedies to obtain the return of the unearned stock certificate and compensation for Attune's alleged damages resulting from vendors failure to perform and subsequent repudiation of the contract, including the companies lost opportunity costs.  Should company pursue litigation against vendor these costs will need to be established by an economic expert.  Vendor could conceivably pursue litigation against the company for the $18,818, however the Company believes this is not probable and therefore a contingent liability is not warranted.

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

8.	RELATED PARTY TRANSACTIONS

As of September 30, 2011 and December 31, 2010, the Company owed its officers $114,863 and $242,636, respectively, based on the terms of their employment agreements.

9.	SUBSEQUENT EVENTS

In October 2011, the Company sold 45,000 shares of Class A Common Stock with a value of $0.20 per share.

Management evaluated all activity of the Company through November 10, 2011 (the issuance date of the Company’s financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements.

On September 13, 2011, the company amended its Professional Services Agreement with TXU Energy Retail Company LLC.  Company and vendor agreed to extend the terms and conditions of the original agreement through January 31, 2013

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue.   For the quarters ended September 30, 2011 and 2010, the company had limited revenues in 2011 of $9,610 and no revenue for the same period in 2010. The Company is in the development stage and has limited revenues, as the Company has been involved in the rollout and testing of its first products into the Texas market.

Gross Profit.  Since the company has yet to record and or achieve any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses.  Total operating expense was $327,961 for the three months ended September 30, 2011, compared to $187,236 for the same period in 2010 an increase of approximately 75%. This increase was primarily caused by increased operating expenses related to the Company moving towards finalizing the first of its products and moving into field testing. Of this increase, $109,113 was for product development incurred in the quarter and approximately $58,000 related to consulting and other professional fees. Marketing expense in the quarter ended September 30, 2011 decreased by approximately $71,000 from the quarter ended September 30, 2010, resulting from the company moving towards finalizing its first product.

 Provision for Income Taxes.  Our income taxes for the three months ended September 30, 2011 were $0, compared to $50 for the same period in 2010.  We did not incur any federal tax liability for the three months ended September 30, 2011 and 2010 because we incurred operating losses in these periods.

Net Earnings.  We generated net losses of approximately $295,135 for the three months ended September 30, 2011 compared to approximately $187,198 for the same period in 2010, an increase of 57.7%.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine M Months Ended September 30, 2010

Revenue.   For both nine months ended September 30, 2011 and 2010, the company has had limited revenues. The Company is in the development stage and for the first nine months of 2011 had revenues of $23,325 from one customer, while for the same period in 2010 has been involved in the rollout and testing of its first products into the Texas market, and had no revenues.

Gross Profit.  Since the company has yet to record any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses.  Total operating expense was $1,043,903 for the nine months ended September 30, 2011, compared to $813,627 for the same period in 2010, an increase of approximately 28%. This increase was primarily caused by increased operating expenses related to the Company moving towards finalizing the first of its products and moving into field testing. Of this increase, $230,050 is related solely to stock based compensation, approximately $193,674 related to product development costs. Employee-related costs increased from $191,056 to $254,995 an increase of 34%.

 Provision for Income Taxes.  Our income taxes for the six months ended September 30, 2011 were $1,966, compared to $850 for the same period in 2010.  We did not incur any federal tax liability for the nine months ended September 30, 2011 and 2010 because we incurred operating losses in these periods.  The income tax relates solely to the minimum tax due to the State of California.

Net Earnings (Loss).  We generated net losses of approximately $1,001,218 for the nine months ended September 30, 2011 compared to approximately $826,547 for the same period in 2010, an increase of 21%.

Liquidity and Capital Resources

General.  At September 30, 2011, we had cash of $379,504. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $934,673 for the nine months ended September 30, 2011, and we used cash in operations of approximately $371,989 for the same period in 2010. The principal elements of cash flow from operations for the nine months ended September 30, 2011 included a net loss of $1,001,218 offset by; depreciation and amortization expense of $28,096, and stock-based expenses of $230,050.

Cash used in investing activities during the nine months ended September 30, 2011 was $11,500 compared to $0 during the same period in 2010.

Cash received in our financing activities was $1,265,183 for the nine months ended September 30, 2011, compared to cash received of approximately $309,186 during the same period in 2010.

As of September30, 2011, current assets exceeded current liabilities by .03 times or $12,492, compared to September 30 2010, where current liabilities exceeded current assets by 7.2 times or by $461,169. Current assets increased approximately 1000% from $63,917 at December 31, 2010 to $393,252 at September 30, 2011 while current liabilities decreased 27% to $380,760 at September 30, 2011 from $525,086 at December 31, 2010. As a result, our working capital deficit decreased from $461,169 at December 31, 2010 to a surplus of $12,492 at September 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2011.

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

ATTUNE RTD (Name of Registrant)

Date: _______________, 2011	By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.