Form 10-K
period 2011-12-31
ATTUNE RTD
filed 2012-03-30
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,678,869.70.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2012, was 29,044,896

PART I

ITEM 1.   BUSINESS

Company Overview

Organization

ATTUNE RTD is a Nevada corporation which was originally incorporated as Catalyst Set Corporation on December 19, 2001 and changed its name in September 2007 to Interfacing Technologies, Inc and again changed to our current name in March 2008.

We maintain our principal place of business and corporate headquarters at 3700 B Tachevah Road, Suite 117, Palm Springs, CA  92262.  Our phone numbers are: (760) 323-0233 and (855) 687-5393.  Our corporate website is www.attunertd.com.  Nothing on our website is part of this registration statement.

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

We currently have two models of our product, the “BrioWave 175p” and “BrioWave 325p”, and an interactive Graphical User Interface (GUI)

The “BrioWave 325p” is designed to conserve energy and reduce costs through an electrical control center with timing mechanisms linking the pool owner’s air conditioning/heating, or HVAC, unit and the pool circulation and filtration system.  It coordinates the timing of operation of the HVAC unit and the pool circulation and filtration system.  The device is also designed to reduce potential costly swimming pool maintenance problems by monitoring pressure in a swimming pools filtration system.  The BrioWave 325p is designed with all of the functionality of the BrioWave 175p; however, the BrioWave 325p is designed to monitor pressure in the swimming pools filtration system and react to overpressure conditions by reading from a pressure switch that must be installed in line on the filtration system plumbing lines and wired to a feature on the BrioWave 325p controller. When an over pressure condition exists, a signal is sent to the automatic in line valve controls, which are not included and plumbed in line and powered separately, to rotate one hundred and eighty degrees to reverse the flow of water in the filtration system to clear dirt or debris from the filter, which are ejected into a small holding tank which must be purchased separately. The device is Wi-Fi enabled allowing it to communicate directly to the newly developed globally implemented smart meter that allows the utilities to measure energy inflow and outflows during time of use, allowing for integration within the utilities newly developed smart grid infrastructure.  The Graphical User Interface is a server based software platform that allows users of both BrioWave control units to access, control, change and view BrioWave parameters from remote locations.  The Graphical User Interface (GUI) was launched on November 28, 2010.  Modifications to the Graphical User Interface continue, and the company has developed a strategic partnership with a vendor to develop the Business Intelligence platform module for the GUI. Work on the Business Intelligence software platform completed in December 2011.  The Graphical User Interface and Business Intelligence Information systems software modules will be available to BrioWave consumers through an annual license fee.

The “BrioWave 175p” model does not contain the pressure monitoring/automatic backwash system.

The BrioWave 175p is near completion, and pilot units were delivered to a vendor on November 28, 2010. The BrioWave 325p is currently in development and we expect to have units in production by November 2012.We expect to have BrioWave 175p units in production for delivery by July 2012. We estimate initially we will need to sell 4,720 units of the BrioWave 175p and 4,720 service level agreements (SLA’s) for the use of the Graphical User Interface to meet current selling, general and administrative expenses.

On a go forward basis, the Company is seeking additional financing through equity private placements. The company had determined that it would need approximately $4.3 million in funding to meet all of its planned obligations to fund product development expenditures, meet current selling, general and administrative expenses, future expenses, purchase technology equipment and hire new sales staff necessary to implement and roll out its business strategy over the next 18-24 months. This funding is not required to be funded all at once, as the business can continue to operate and meet its current administrative and software development expenses on a limited basis requiring $950,000 over the next 12 months until full funding occurs.  On March 28, 2011 the company entered into a Private Placement Agreement with Beacon Global, LLC to provide the company up to Four Million Three Hundred and Seventy Five thousand dollars in capital financing.  Under the terms of the agreement, Beacon Global, LLC purchased a total of Three Million Two Hundred Fifty Nine Thousand Three Hundred and Seventy Five Shares of  Restricted Class A Common Stock in exchange for One Million Two Hundred Forty Three Thousand  Seven Hundred and Fifty Dollars.  The company continues to seek Three Million Dollars in capital financing for inventory, operations and marketing expenses over the next two years.  The company plans to soft launch its BrioWave 175p technology by end of June 2012 and is seeking Four Hundred Twenty Nine Thousand Dollars in capital to build out One Thousand complete BrioWave 175 Smart Energy Controllers to fulfill short term sales projections, develop the supply chain, and insure total quality management before moving to full production.

If we secure all of this funding, we will be able to create an inventory of 4,720 BrioWave 175p units, hire various sales representatives,  , implement the company’s marketing communication strategy which includes television, print and digital marketing communications, complete the business intelligence software module, complete development on the BrioWave 325p..

We have generated insignificant revenue from the sale of our products.  There is substantial doubt about our ability to continue as a going concern over the next twelve months.

ITEM 1A.  RISK FACTORS.

Not applicable for smaller reporting companies.  However, our principal risk factors are described under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, are presently located in Palm Springs, CA, in a leased office building of approximately 2,000 square feet.  The monthly cost of the lease is approximately $1,400 and expired on September 30th, 2011.  Company management executed a Lease Modification and Extension Agreement dated March 15th, 2010, reducing the monthly lease payment from $1,783.19 to $1,400.00 per month, extending the lease term for an additional one year commencing October 1, 2010 and ending on September 30, 2011.  On August 17, 2011, the lease was extended for a period of one year beginning on October 1, 2011 and ending on September 30, 2012.  With the extension, the Company has the option to extend the lease for one more 24 month period commencing in 2012, but will negotiate rent at a market rate agreed to by lessor and lessee.  Under the lease agreement rent was set at $1,400 per month.

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

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “AURT“”.  The last reported sale price of our common stock as reported by the Bulletin Board on November 21, 2011 was $0.30 per share.  As of March 26, 2012, there were 239 holders of record.  The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Bid Prices
		High	Low
		($)	($)

2011	Mar-11	$0.51	$0.51
	Jun-11	$0.01	$0.01
	Sep-11	$0.20	$0.20
	Dec-11	$0.06	$0.05
2010	30-Jun	$0.51	$0.35
	30-Sep	$0.51	$0.15
	31-Dec	$0.51	$0.51

 (1)  We began trading on the Bulletin Board on July 26, 2010.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business.  We can give no assurances that we will ever have excess funds available to pay dividends.

The Class B Participating Cumulative Preferred Super-voting Stock owned by certain of our officers and directors pays a cumulative dividend at 6%.  For the years ended December 31, 2011, 2010 and 2009, the board of directors did not declare any dividends and dividends will not be declared until we have sufficient cash from profits to do so.  Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2011 was $90,487.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder, as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Investor	January 4, 2010 through March 26, 2010	399,716 Class A Common Shares	Investment
Trade Creditor	January 4, 2010 through March 15, 2010	181,000 shares of common stock	Payment in lieu of cash
Trade Creditors	June 7, 2010, through June 21, 2010	755,485 shares of common stock	Payment in lieu of cash
Investor	April 5, 2010 through June 1, 2010	553,185 shares of common stock	Investment
Investor	July 30, 2010 through September 22, 2010	530,181 shares of common stock	Investment
Investor	October 4, 2010 through December 23, 2010	664,041 shares of common stock	Investment
Trade Creditor	December 31, 2010	81,764 share of common stock	Payment in lieu of cash
Investor	February 2, 2011 through March 30, 2011	939,000 Class A Common Shares	Investment
Investor	April 12, 2011 through May 16, 2011	5,273,750 Class A Common Shares	Investment
Trade Creditors	June 28, 2011	815,000 Class A Common Shares	Payment for services in lieu of cash
Investor	July 5, 2011 through September 20, 2011	17,000 Class A Common Shares	Investment
Trade Creditor	August 20, 2011	50,000 Class A Common Shares	Payment in lieu of cash
Investor	October 1, 2011 through November 7, 2011	120,000 Class A Common Shares	Investment
Trade Creditor	November 18, 2011	100,000 Class A Common Shares	Payment in lieu of cash

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

During 2011, we accomplished significant milestones, including:

●	In 2011 we raised $1,318,751 gross, providing us with the funds to continue our product development.

●	The company signed a Technical Information License Agreement with Itron.

●	The company completed major enhancements to its corporate web site.

●	On February 2012, we successfully completed a pilot program with TXU Energy Retail and the company was asked to commercialize the technology prior to purchasing.

●	On February 2012, the company successfully completed phase one generation 4, the commercial version of its BrioWave Technology.

●	On February 2012, the company presented to the Palm Springs, CA Sustainability Commission for the purposes of endorsing the technology and participating in a pilot program.

●	The company began negotiating with FigTree, for the purpose of having its BrioWave Technology approved for energy efficient rebates issued under the California PACE financing program

●	The company is in the process of establishing sales channels and has approved three resellers that were added to the corporate web site

●	The company is negotiating with a mid size local distributor for the purpose of reselling BrioWave technology

●	In February 2012, the company met with executive management from Imperial Irrigation District for the purposes of negotiating the feasibility of a pilot program.

●
On March 7th, Imperial Irrigation Districted hosted a meeting with representatives from the following utility companies,; City of Azusa,  Anaheim Public Utilities Dept, City of Banning, Burbank Water & Power, City of Colton, Glendale Water & Power, Los Angeles Dept of Water & Power, Riverside Public Utilities, Pasadena Water & Power, Vernon Light & Power and Southern California Public Power Authority for the purpose of presenting the BrioWave solution and negotiating the feasibility of a pilot program

●	On March 15-17 the company showcased its BrioWave technology at the Western Pool and Spa show in Long Beach, CA

Critical Accounting Estimates

This discussion and analysis of our financial condition presented in this section is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, allowance for accounts receivable, purchase price fair value allocation for business combinations, estimates of depreciable lives and valuation of property and equipment, valuations of discounts on debt,  valuation of beneficial conversion features in convertible debt, valuation and amortization periods of intangible assets, valuation of goodwill, valuation of stock based compensation and the deferred tax valuation allowance.  We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

We adopted ASC 718-20-10, Share Based Payment (formerly SFAS No. 123R) establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.  Stock based compensation is measured at fair value at the time of the grant.

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

Significant changes in performance relative to expected operating results

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

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

Results of Operations

We are still a development stage company with limited revenues. During the fourth quarter 2011 the company did not record any revenues.

Revenue:

Our revenue for the year ended December 31, 2011 decreased 4.5% to $23,325 from $24,425 for the year ended December 31, 2010. The decrease was primarily caused by the company focusing on commercializing its first product for use in the Texas and Southern California markets.

 In the future, we expect our revenue to grow as we are able to launch our products to the market place.

 Operating Expenses:

During the year ended December 31, 2011 our operating expenses increased by approximately $254,090, an increase of 25.1% over the year ended December 31, 2010. $196,000 of this increase related to product development services to implement software and programming changes to our products. In addition, software license maintenance costs increased by approximately $34,000. Professional fees decreased in 2011 by approximately $7,600 and our subcontracted services decreased by $148,199 in 2011 from 2010, representing a decrease of 97%.

 Compensation and related costs include salaries and payroll taxes. This compensation expense for the year ended December 31, 2011 increased by $74,485 from $254,104 to $328,589 for the year ended December 31, 2010 to December 31, 2011.

Advertising expense primarily consists of expenses related to design, print and promotion of future products.  The Advertising expense for the year ended December 31, 2011 decreased to $607 from $11,700 on December 31, 2010.

The net loss for the year ended December 31, 2011 was $1,379,285 loss per share basic and diluted was $0.05.

Liquidity and Capital Resources

In 2011, we used $1,096,024 in cash for operations.  The cash used consisted of our net loss $1,379,285 offset by certain larger non-cash items including stock granted for services of $250,050, the write-off or our patents and trademarks for $62,633 and the recognition of our derivative liability of $87,116.

In 2011, we were provided $1,324,666 of cash in financing activities including $1,318,751 received from the sale of common stock, and $40,000 in loans.

    In 2011, our investing activities used net cash of $10,000 mainly attributable to the purchase of a software license and we recognized $1,500 from the sale of a vehicle.

To remain operational through the next 12 months, we will need to improve our cash flows.  To accomplish this, our management has been focused on raising additional capital, developing distributors to resell BrioWave technology, and launching the first of its products into the marketplace.  If we are unable to improve our cash flow, we may need to raise additional funds through equity or debt financings.  If required, additional financing may not be available on terms that are favorable to us, if at all.  Any equity financing may be dilutive to our existing shareholders.  If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational over the next 12 months.

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

We are a development stage company.  We have generated no significant revenues to date.  Our auditors have raised substantial doubt as to our ability to continue as a going concern.   In total, the business needs approximately $4,375,000 to fully implement our business plan. At December 31, 2011 we had $254,137 cash in the bank.   We have no agreement, commitment or understanding to secure any such funding from any other source. There is uncertainty regarding our ability to implement our business plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings. Our future success is dependent upon our ability to commence selling our products, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to commence selling our product, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our ability to continue in business and implement our business plan.

Our lack of operating history makes it difficult for an investor to evaluate our future business prospects.

We have a limited operating history. We have generated no revenues from the sales of our product.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate revenues or profits, which makes it difficult to evaluate our business. As a consequence, it is difficult, if not impossible, to forecast our future results. Because of the uncertainties related to our lack of operating history, it is more difficult for an investor to make an investment decision concerning our securities than if we were a profitable operating business.

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

The market for our Brio Wave products for use by residential, commercial, industrial and governmental users is at a relatively early stage of development and the extent to which the products we sell and install will be widely adopted is uncertain. If these products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for the products we sell and install may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including but not limited to:

●	The failure of our products to compete favorably against other similar energy conservation products on the basis of cost, quality and performance.

●	Our failure to develop and maintain successful relationships with suppliers.

●	Customer acceptance of our Brio Wave.

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

The history of swimming pool electronic control products indicates that our busiest delivery periods trends to be March through September. October through February are slower periods.  Accordingly, our financial results may vary from period to period which could affect our stock price if our securities become qualified for quotation on the Over the Counter Bulletin Board.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 71.04% of our outstanding common stock and 100% or all 1,000,000 authorized shares of our Class B preferred stock which has 100 votes per share. As the Class B preferred stock votes with common stock, these individuals collectively hold 90.96% of the voting rights of our company.  As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            Our financial statements are contained in pages F-1 through F-33, which appear at the end of this report.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

We are undertaking to improve our internal control over financial reporting and improve our financial reporting controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2011, we had identified the following material weaknesses which still exist as of December 31, 2011 and through the date of this report:

As of December 31, 2011 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief
Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures “in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011 our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.  Our directors and executive officers are as follows:

Name	Age	Position(s)
Shawn Davis	42	Chief Executive Officer/Director
Thomas Bianco	47	Chief Financial Officer/Treasurer/Director
Paul Davis	65	Vice President/Director
Timothy Smith	73	Secretary
Steve Bailey	58	Operations Officer
Shawn Steib	29	Executive Technical Officer
Raymond Kwok Cheung Tai	61	Foreign Operations Officer
Huiyou Zhu	51	Chief Technology Officer

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

Huiyou Zhu was initially engaged by the company in the capacity of consultant on January 30, 2011 to provide software engineering and technical assistance on a pilot project ongoing in the state of Texas prior to accepting the key position of Chief Technology Officer.  Mr. Zhu’s software engineering abilities in wireless networking and overseas experience in manufacturing and product development will be key assets to the company required to advance the technology and grow the company as we prepare to launch the technology.  Mr. Zhu is a solution specialist that brings over 18 years of product development and multidisciplinary skills acquired from past engagements with renowned companies such as Motorola, Bank of America, McAfee, Panasonic, AMD, Webex Communications, and ABB.  Mr. Zhu specializes in embedded system development and high performance server and system development.  Mr Zhu has a B.S., in Computer Science from Shanghai Jiao Tong University and an M.S., in Computer Science from Illinois Institute of Technology.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer.  Although not required, the Code of Ethics also applies to our Board.  The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy of the Code of Ethics to any person without charge, upon request.  The code of ethics is also posted on the company’s web site at www.attunertd.com under the “Investor Relations” tab, located in the “Corporate Information” section, entitled, “Code of Ethics for Senior Executives and Financial Officers”. The request for a copy can be made in writing to Attune RTD, 3700 E Tachevah Dr, #B117Palm Springs, CA, 92262 Attention: Thomas Bianco.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Attune RTD 3700 E Tachevah Dr, #B117, Palm Springs, CA 92262, Attention: Thomas Bianco.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

2011Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
(a)	(b)	($)(c)	($)(e)(1)	($)(f)(1)	($)(j)
Shawn Davis	2011	120,000	-		120,000
Chief Executive Officer				-
Thomas Bianco’	2011	120,000	-		120,000
Chief Financial Officer and Treasurer

 Employment Agreements

Effective March 26, 2008, the Company established two employment arrangements by resolution of the Board of Directors with Shawn Davis our chief executive officer and Thomas Bianco our chief financial officer.  These arrangements established a yearly salary for each of $120,000.  No formal employment agreement has been executed between the parties.

As of December 31, 2011, the Company owed its officers $120,068 based on the terms of the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 26, 2012 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group:

Title of Class		Amount of Shares Beneficially Owned (1)	Percent (1)
	Name and Address of Beneficial Owner

Directors and Executive Officers:

Common Stock	(1)(2)(3) Shawn Davis	6,039,281	20.79%
Common Stock	(1)(2)(3)Thomas Bianco	6,039,281	20.79%
Common Stock	(1)Raymond Tai	3,145,714	10.83%
Common Stock	(1)(2)(3)Paul Davis	600,000	2.07%
Common Stock	(1)(2)(3)Timothy Smith	500,000	1.72%
Common Stock	(1)Steve Bailey	500,000	1.72%
Common Stock	(1)Shawn Steib	400,000	1.38%
Common Stock	(1)*Huiyou Zhu	150,000	0.52%
	All executive officers and directors as a group (8 persons)	17,374,276	59.82%

5% Shareholders:

Common Stock	Beacon Global, LLC	3,259,375	11.20%

———————
*	Less than 1%

(1)
Applicable percentages are based on 29,044,896 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	An executive officer

(3)	A director.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We owe Shawn Davis and Thomas Bianco $60,034 respectively for accrued compensation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On January 14, 2011, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements for the years ended December 31, 2011 and 2010 respectively.   As of December 31, 2011 there were no Audit fees billed by M&K. Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	2011	2010
	($)	($)
M&K CPAs, PLCC
Audit Fees (1)	18,500	7,500

Tax Fees
All Other Fees

    (1)          Audit fees – these fees relate to the audits of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

    Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors.  The Board approves the engagement letter with respect to audit, tax, review services and other services.

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
3	Articles of Incorporation	S-1	12/8/2009	1
	First Amendment to Articles of Incorporation			2
	Second Amendment to Articles of Incorporation			3

10	Shareholder Loan Documents

3	By-Laws of Attune RTD	S-1	2/11/2010	4
3	Name Change Amendment to Articles			5

3	Name Change Amendment to Article	S-1	3/29/2010	5
10	Property Lease			2

10	Agreement USFI Marketing Communication			3
10	Form of employee proprietary rights agreement			4
10	Promissory Note – Davis	S-1/A	4/26/2010	5
10	Promissory Note - Bianco			6

10.1	Agreement with Itron	8K	9/20/2010
10.2	Agreement with TXU Energy Retail Company
10.3	Letter of Intent
99.1	Press Release

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Attune RD Holdings, Inc., 3700 E Tachevah Dr, #B117, Palm Springs, CA 92262,Attention: Thomas Bianco.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Attune RTD Holdings, Inc.

By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bianco	Chief Financial Officer (Principal Financial Offer and Chief Accounting Officer)	March 30, 2012
Thomas Bianco

/s/	Director	March 30, 2012

/s/	Director	March 30, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Attune RTD
(A Development Stage Company)

We have audited the accompanying balance sheets of Attune RTD (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Attune RTD (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Attune RTD will continue as a going concern.  As discussed in Note 2 to the financial statements, Attune RTD has suffered recurring losses from operations, has a working capital deficit and is dependent on financing to continue operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 30, 2012

Attune RTD
(a development stage company)
Balance Sheets

	December 31,	December 31,
	2011	2010
Assets

Current Assets
Cash	$254,137	$35,495
Accounts Receivable, net	9,783	28,422
Prepaid Expenses	2,706	-

Total Current Assets	266,626	63,917

Property and Equipment, net	107,211	13,446

Other Assets

Deferred Patent Costs, net	-	41,121
Deferred Financing Costs	1,795	-
Trademark	-	21,253
Software License, net	97,725	-
Security Deposit	1,800	1,800

Total Other Assets	101,320	64,174

Total Assets	$475,157	$141,537

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts Payable	$132,324	$160,073
Accrued Salaries	120,068	242,636
Accrued Expenses	844	1,618
Liability to Guarantee Equity Value	90,980	118,980
Capital lease obligation	1,932	1,779
Convertible Note Payable- net of discount of $31,123 and $0 at December 31, 2011 and 2010, respectively	11,377	-
Current Portion Long-term debt	42,349	-
Derivative Liability	121,546	-

Total Current Liabilities	521,420	525,086

Long Term Liabilities
Long Term Debt - less current portion	152,770	-

Total Liabilities	674,190	525,086

Commitments and Contingencies (See Note 9)

Stockholders' (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
December 31, 2011 and 2010, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	481,548	406,770
29,044,896 and 24,519,509 shares issued and outstanding at
December 31, 2011 and 2010, respectively
Additional Paid-in Capital	3,229,233	1,740,210
Deficit accumulated during development stage	(3,926,414)	(2,547,129)

Total Stockholders' (Deficit)	(199,033)	(383,549)

Total Liabilities and Stockholders' (Deficit)	$475,157	$141,537

Attune RTD
(a development stage company)
Statements of Operations

	Year Ended	Year Ended	Period from July 14, 2007
	December 31,	December 31,	(Inception of Development Stage)
	2011	2010	to December 31, 2011 (uaudited)

Revenues	$23,325	$24,425	$47,750

Operating Expenses
Advertising and Promotions	607	11,700	94,167
Contributed Services	-	-	111,781
Depreciation Expense	18,924	3,532	27,020
Legal Expense	49,145	45,961	108,607
Marketing Expense	21,940	116,292	178,467
Payroll Expense	328,589	254,104	1,027,596
Product Development	221,958	25,855	371,990
Professional Fees	55,809	63,457	268,055
Rent Expense	16,800	20,301	69,681
Research and Development	-	-	15,682
Subcontracted Services	5,000	153,199	158,199

Other Operating Expenses	545,828	316,108	1,319,691

Total Operating Expenses	1,264,600	1,010,510	3,750,936

Loss from Operations	(1,241,275)	(986,085)	(3,703,186)

Other income (expense)
Gain on asset theft, net	-	-	29,125
Change in Fair Value-Derivative	(87,116)	-	(87,116)
Impairment of Patent and Trademarks	(62,634)	-	(62,634)
Interest Expense	(11,467)	(389)	(13,534)
Interest Income	173	1	15,999
(Loss) Gain on Debt conversion	25,000	(49,615)	(102,252)
Income Tax Expense	(1,966)	(850.00)	(2,816)

Total Other income (expense)	(138,010)	(50,853)	(223,228)

Net Loss	(1,379,285)	(1,036,938)	(3,926,414)

Preferred stock dividends	(20,250)	(20,250)	(90,487)

Net loss applicable to common stock	$(1,399,535)	$(1,057,188)	$(4,016,901)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	28,854,490	22,799,345

Attune RTD
(a development stage company)
Statements of Changes in Stockholders' Equity (Deficit)
From July 14, 2007 (Inception of Development Stage) to December 31, 2011
						Deficit Accumulated
						During	Total
	Preferred Stock - Class B		Common Stock - Class A		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity(Deficit)

Balance July 14, 2007 (Inception of Development Stage)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash	133,333	2,213	224,000	3,718	75,069	-	81,000

Offering Costs	-	-	-	-	(2,500)	-	(2,500)

Issuance of stock for services	866,667	14,387	14,050,000	233,230	53,213	-	300,830

Valuation of officer's contributed services	-	-	-	-	111,781	-	111,781

Net loss, July 14, 2007, (Inception of Development Stage) to December 31, 2007	-	-	-	-	-	(441,633)	(441,633)

Balance at December 31, 2007	1,000,000	$16,600	14,274,000	$236,948	$237,563	$(441,633)	$49,478

Issuance of common stock for cash	-	-	2,352,803	39,057	321,193	-	360,250

Offering costs	-	-	-	-	(1,500)	-	(1,500)

Issuance of stock for services	-	-	169,000	2,805	31,725	-	34,530

Issuance of stock for debt settlement	-	-	100,000	1,660	13,340	-	15,000

Net loss, year ended December 31, 2008	-	-	-	-	-	(422,612)	(422,612)

Balance at December 31, 2008	1,000,000	$16,600	16,895,803	$280,470	$602,321	$(864,245)	$35,146

Issuance of common stock for cash	-	-	3,688,438	61,228	376,207	-	437,435

Offering costs	-	-	-	-	(7,000)	-	(7,000)

Issuance of stock for services	-	-	66,333	1,101	10,049	-	11,150

Issuance of stock for debt settlement	-	-	788,571	13,090	105,196	-	118,286

Net loss, year ended December 31, 2009	-	-	-	-	-	(645,946)	(645,946)

Balance at December 31, 2009	1,000,000	$16,600	21,439,145	$355,889	$1,086,773	$(1,510,191)	$(50,929)

Issuance of common stock for cash			2,138,610	35,402	406,779		442,181
							-
Issuance of stock for services			1,076,000	17,708	323,297		341,005
							-
Issuance of stock for debt settlement			247,249	4,104	92,853		96,957
							-
Redemption of Stock by Officers for Loan Repayment			(521,439)	(8,656)	(167,169)		(175,825)
							-
Stock issued to Shareholder			139,944	2,323	(2,323)		-
							-
Net loss, year ended December 31, 2010						(1,036,938)	(1,036,938)

Balance at December 31, 2010	1,000,000	$16,600	24,519,509	$406,770	$1,740,210	$(2,547,129)	$(383,549)

Issuance of common stock for cash	-	-	6,349,750	105,063	1,213,688	-	1,318,751

Issuance of stock for services	-	-	965,000	16,019	234,031	-	250,050

Stock Redemmed	-	-	(29,988)	(498)	(4,502)	-	(5,000)

Stock Rescinded from prior investment	-	-	(2,759,375)	(45,806)	45,806	-	-

Net loss, year ended December 31, 2011	-	-	-	-	-	(1,379,285)	(1,379,285)

Balance at December 31, 2011	1,000,000	$16,600	29,044,896	$481,548	$3,229,233	$(3,926,414)	$(199,033)

Attune RTD
(a development stage company)
Statements of Cash Flows

	Year Ended		Period from July 14, 2007
	December 31,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010	to December 31, 2011 (unaudited)
Net Loss	$(1,379,285)	$(1,036,938)	$(3,926,414)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	250,050	341,005	937,565
Contributed Capital			111,781
Depreciation and Amortization	45,752	3,790	54,106
Interest expense on conversion to Class A common stock			449
Loss on conversions of debt to Class A common stock	-	49,615	147,252
Gain on asset theft, net			(29,125)
Impairment of Patent and Trademarks	62,634		62,633
Change in Fair Value-Derivative	87,116		87,116
Bad Debt Expense	9,000		9,000
Gain on foregiveness of debt	(25,000)		(25,000)
Changes in Assets and Liabilities:
Accounts Receivable	9,639	(28,422)	(18,783)
Prepaid Expenses	(2,706)		(2,706)
Security Deposit	-		(1,800)
Accounts Payable	(27,594)	80,101	243,847
Accrued Expenses	(126,334)	68,970	117,874
Deferred Financing Costs	705		705
Liability to Guarantee Equity Value	-	35,000	35,000

NET CASH USED IN OPERATING ACTIVITIES	(1,096,024)	(486,879)	(2,196,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(3,168)	(16,320)
Deferred Patent costs	-	-	(41,378)
Trademark costs	-	(21,254)	(21,254)
Loans receivable from Officers	-	-	(175,825)
Insurance proceeds on asset theft	-	-	30,961
Cash received for sale of fixed assets	1,500	-	1,500
Purchase of Software License	(11,500)	-	(11,500)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,000)	(24,422)	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	1,318,751	442,181	2,594,617
Offering costs related to the Sale of Class A - Common Stock	-		(11,000)
Sale of Class B - Preferred Stock	-		45,000
Principal Payments on Capital Lease Obligations	-	(1,881)	(5,279)
Loan Payable to Principal Stockholder	-		60,000
Repayment of Loan Payable to Principal Stockholder	-		(4,800)
Borrowings on Debt	40,000	-	40,000
Principal payment on truck loans	(9,540)	-	(9,540)
Principal payments on Software Licensing	(19,545)	-	(19,545)
Cash Paid for Redemption of Stock	(5,000)	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,324,666	440,300	2,684,453

NET INCREASE (DECREASE) IN CASH	218,642	(71,001)	254,137

CASH AT BEGINNING OF YEAR	35,495	106,496	-

CASH AT END OF YEAR	$254,137	35,495	$254,137

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$11,467	$389	$13,534
Income Tax	$1,966	$850	$2,816

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$25,000	$39,272	$40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$35,000	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$24,000	$48,980
Issunace of Class A Common Stock for settlement of Debt	$-	$-	$-
Redemption of stock by officers for loan repayment	$-	$175,825	$175,828
Capitalization of Deferred Financing Costs	$2,500	$-	$2,500
Capitalizaiton of Derivative Laibility	$-	$-	$-
Financing of Software costs	$117,270	$-	$117,270
Financing of Truck Purchase	$114,190	$-	$114,190

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through December 31, 2011.  To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

The company recognizes expenses in the same period in which they are incurred.  The company recognizes revenue in the same period in which they are incurred from its business activities when goods are transferred or services rendered.  The company’s revenue generating process consists of the sale of its proprietary technology or the rendering of professional services consisting of consultation and engineering relating types of activity within the industry.  The company’s current billing process consists of generating invoices for the sale of its merchandise or the rendering of professional services.  Typically, invoices are accepted by vendor and payment is made against the invoice within 60 days upon receipt.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2011 or 2010, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years.  Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

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

Revenues for the year end December 31, 2011 were concentrated solely from one customer.

LOANS RECEIVABLE FROM OFFICERS

Loans receivable consist of monies loaned to our officers pursuant to loan agreements.  The Company evaluates the loans for collectability and establishes an allowance for losses as necessary.  The Company charges off loans receivable against any allowance as determined by the Company.  Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010. As of December 31, 2011 there are no officer loans present.

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

Trademark costs are capitalized on our balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. On December 31, 2011, the company evaluated and fully impaired all patents and trademarks due to uncertainty regarding funding of future cost.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360-10).  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In December 2011, the Company assessed its patents and trademarks and based on uncertainty of future funding and commercialization the Company recognized a loss on its trademark and patents in the amount of $62,633, the carrying value at the time of impairment.

SOFTWARE LICENSE

The Company capitalized its purchase of a software license in March 2011. The license is being amortized over 60 months following the straight-line method and included in Other Assets on the balance sheet in accordance to ASC 350. During the year ended December 31, 2011, the company recorded $19,545 of amortization expense related to the license.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

ACCOUNTING FOR DERIVATIVES

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model.

The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $607 and $11,700 for the years ended December 31, 2011 and 2010, respectively.

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

Additionally, the Company adopted the provisions of the FASB’s Financial Interpretation Number 48 (FIN. 48) (ASC 740-10), “Accounting for Uncertain Income Tax Positions”.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2011, tax years 2007, 2008, 2009 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, including cash, loans receivable and current liabilities, approximate fair value because of their short maturities.  Based upon the Company’s estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of loans payable, and capital lease obligations approximate fair value.  The Company adopted the provisions of ASC 820 on January 1, 2008.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As of December 31, 2011 and 2010, there were no potentially dilutive securities.  As a result, the basic and diluted per share amounts for all periods presented are identical.

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
In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual eriods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

 In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after  December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for whichdisclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to etermine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have ot yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the years ended December 31, 2011 and 2010 the Company had a net loss of $1,379,285 and $1,036,938, respectively, and net cash used in operations of $1,096,024 and $486,879 respectively, and was a development stage company with little to no revenues.  In addition, as of December 31, 2011 the Company had a working capital deficit of $253,417 and a deficit accumulated during the development stage of $3,926,414.

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

3.           LOANS RECEIVABLE FROM OFFICERS

Pursuant to two separate unsecured promissory notes with our chief executive officer and our chief financial officer (borrowers) dated August 1, 2007, each borrower may borrow an amount equal to or less than $75,000 each at a rate of 5.75% (subsequently increased to $90,000).  Principal and interest are due under the terms of the loans on or before January 31, 2017.  Total principal and interest due under the loans as of December 31, 2011 and 2010 were $0, respectively.  On January 31, 2010, the officers/shareholders redeemed 521,439 shares (collectively) of their common stock in the Company, with a value of $0.35 to satisfy this outstanding debt obligation (See Note 12). Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010. As of December 31, 2011 there are no officer loans present.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

  4.          PATENTS AND TRADEMARK

Patents and Trademarks consists of the following:

	Est. Useful Lives	December 31, 2011	December 31, 2010
Patent Costs	20 Years	$-	$41,378
Trademark	Indefinite	-	21,253

		-	62,631
Less total Accumulated amortization		-	(257)
		$-	$62,374

Total amortization expense relating to the Company’s patents was $0 and $257 for the years ended December 31, 2011 and 2010, respectively.

In December 2011, the Company assessed its patents and trademarks and due to uncertainty of future funding and commercialization the Company recognized a loss on its trademark and patents in the amount of $62,634, the carrying value at the time of impairment.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2011	December 31, 2010
Computer equipment	5 Years	$10,227	$10,227
Office Equipment	5 Years	5,605	5,605
Vehicles	5 Years	114,190	5,000
		130022	20,832
Less total Accumulated depreciation		(22,811)	(7,387)
		$107,212	$13,446

Total depreciation expense for the years ended December 31, 2011 and 2010 was $18,924 and $3,532, respectively.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

6.           CAPITAL LEASES

Capital Lease obligations consisted of the following at December 31:

	2011	2010
Capital lease payable – payable in monthly installments for principal and interest of $189 through October 2011. The debt is personally guaranteed by an officer of the Company.	$1,932	$1,779
Less current portion:	-	-
Long-term capital lease obligation	$1,932	$1,779

Interest expense on the above capital lease was $389 and $389 during the years ended December 31, 2011 and 2010 respectively.

7.           LONG TERM DEBT

Long Term Debt consists of the flowing:

	December 31, 2011	December 31, 2010
Note payable related to software license, with monthly payments of $5,650 including interest	$101,959	$-

Note Payable related to the purchase of 2 Company trucks, bearing interest at 1.9%, payable in monthly installments of $755.11 each	93,160	$-
.
Total	195,119	$-
Less Current Portion	42,349	$-
Total Long Term Debt	$152,770	$-

8.           CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

On October 2011, the Company issued convertible promissory note in the amount of $42,500.  The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum.  The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock.  The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability.  The derivative feature of the note taints all existing convertible instruments, specifically the 900,000 warrants (term of 3 years) the company issued on April 2010 with an exercise price of $0.40.

Fair Value Measurements – Derivative liability:

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  Due to the note not meeting the definition of a conventional debt instrument because it contained a conversion rate that fluctuated with the Company’s stock price, the convertible note and other dilutive securities were accounted for in accordance with ASC 815.  According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of December 31, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $121,546.  During the year ended December 31, 2011, the Company recognized a loss on change in fair value of derivative liability totaling $87,116.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes were as follows:

-	The note face amount as of 12/31/11 is $42,500 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 43.57%).
-	The projected volatility curve for each valuation period was based on the historical volatility of the company;
-	An event of default would occur 1% of the time, increasing 1.00% per quarter to a maximum of 10%;
-	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and
-	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

The 3 year warrants with an exercise price of $0.40 and no reset features were valued using the Black Scholes model and the following assumptions: stock price at valuation, $0.10; strike price, $0.40; risk free rate 0.12%; 3 year term; and volatility of 522% resulting in a relative fair value of $89,753 relating to these warrants.

The accounting guidance for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  The accounting guidance established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2011:

		Fair value Measurements at December 31, 2011
	Carrying Value at December 31, 2011	(Level 1)	(Level)	(Level 3)
Derivative Liability	$121,546	$-	$41,378	$121,546

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2011:

Balance at October 1, 2011	$-
Increase in liability due to debt	$34,430
Derivative Gain - Convertible note	$(2,637)
Derivative Loss - Tainted Warrants	$89,753
Balance December 31, 2011	$121,546

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2011:

Assumptions	December 31, 2011
Expected term	1.0
Expected Volatility	107%
Risk free rate	0.21%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2011. The weighted average interest rate for short term notes as of December 31, 2011 was 9.62%.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

 9.           COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value.  On September 7, 2007, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000.  On September 7, 2007, the Company enacted a 280 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada.  All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.  On November 28, 2007, the Company again amended its articles of incorporation to establish two classes of stock.  The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share.  The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized.  Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.  For the years ended December 31, 2011, 2010, 2009, 2008, and 2007, the board of directors did not declare any dividends.  Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2011 2010, 2009, 2008, and 2007 were $90,487, $70,237, $49,987 and $29,737, and $9,487 respectively.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010 and 2011 included the following:

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

In 2011, 6,349,750 shares of Class A common stock were issued for $1,318,751 cash with various prices per share ranging from $.20 to $.35.

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

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

 In June 2009, 17,333 shares of Class A common stock were issued for services provided to the Company with a value of $2,600 or $0.15 per share, based on a contemporaneous cash sales price.

In August 2009, 41,000 shares of Class A common stock were issued for services provided to the Company with a value of $6,150 or $0.15 per share, based on a contemporaneous cash sales price.

In February 2009, 500,000 shares of contingently returnable Class A common stock were issued to a consultant pursuant to an agreement whereby the consultant must establish a contract with a specific distributor and produce a sale of the Company’s product through such distribution channel.  As of the date of this filing, no sales have occurred under the contract and the shares are not considered issued or outstanding for accounting purposes.

 In January 2010, 21,000 shares of Class A common stock were issued for services provided to the Company with a value of $5,250 or $0.25 per share, based on a contemporaneous cash sales price.

In June 2010, 750,000 shares of Class A common stock were issued for services provided to the Company with a value of $270,200 at values ranging from $0.20 to $0.50 per share, based on a contemporaneous cash sales price.

In July 2010, 250,000 shares of Class A common stock were issued for services provided to the Company with a value of $37,500 or $0.15 per share, based on a contemporaneous cash sales price.

In December 2010, 55,000 shares of Class A common stock were issued to 2 vendors for services with a value of $28,050, based on based on a contemporaneous cash sales price.

In June 2011, 815,000 shares of Class A common stock were issued for services provided to the Company with a value of $220,050 at $0.27 per share, based upon the fair value of the common stock on a quoted exchange at the date of grant.

In August 2011, 50,000 shares of Class A common stock were issued for services provided to the Company with a value of $10,000 at $.20 per share, based upon the fair value of the common stock on a quoted exchange at the date of grant.

In November 2011, 100,000 Shares of Class A common stock were issued for services provided to the Company with a value of $20,000 at $0.20 per share, based upon the fair value of the common stock on a quoted exchange at the date of grant.

Shares Issued in Conversion of Other Liabilities

During 2008, 100,000 shares of Class A common stock were issued upon conversion of a $35,000 liability to a vendor.  The shares were valued at $0.15 per share or $15,000, based on a contemporaneous cash sales price and the Company recorded a $20,000 gain on conversion of debt.

In July 2009, 139,944 shares of Class A common stock were issued upon conversion of a $48,980 liability from a vendor.  The shares were valued at $16,793 or $0.12, based on a contemporaneous cash sales price.  The Company agreed with the vendor, prior to conversion, that it would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted ($48,980) and the above mentioned 2008 conversion as it was the same vendor ($35,000) and any difference in value, if less than the liability, would be paid in cash by the Company.  As a result, the Company recorded the $48,980 conversion as a liability along with the prior year conversion of $35,000 which resulted in an additional loss on conversion of $35,000. The total cumulative liability to guarantee equity value from fiscal 2009 totaled $83,980 as relating to the above shares at December 31, 2009. These shares were actually issued in 2010; however the liability was recorded in 2009 based on this guarantee

In August 2009, the Company converted $55,200 of loans due to a shareholder into 788,571 shares of common stock, which were valued at $118,286 or $0.15 per share, based on contemporaneous cash sales prices of the Company’s common stock. The Company recognized a loss on conversion of $62,637 and charged $449 to interest expense.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

 During 2010, 247,249 shares of Class A common stock were issued upon conversion of $39,272 of vendor liabilities.  The shares were valued from $0.10 to $.36 per share, based on a contemporaneous cash sales price and the Company recorded a $49,615 loss on conversion of debt

In March 2010, 120,000 shares of Class A common stock were issued upon conversion of a $24,000 liability from a vendor. The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000. We agreed with the vendor, prior to conversion, that we would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by us in cash or through the issuance of additional common stock. As a result, we recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000. During 2011, the vendor forgave $25,000 of the payable where the company recorded as gain on forgiveness of debt.  A cash payment of $3,000 was also made in relation to the total payable outstanding.

The total cumulative liability to guarantee equity value totaled $90,980 as of December 31, 2011. No shares have been sold by the vendor through December 31, 2011. 259,942 shares of the Company’s common stock are guaranteed to cover the existing liability.

In 2010 the Company issued 900,000 warrants to several investors in the Company. These warrants are attached to issuances of common stock.

Warrant Activity for the year ended December 31, 2010 is as follows:

	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
April 15, 2010	900,000	$.040	$360,000	April 15, 2013

On October 2011, the Company issued a Convertible Note which as a result taints all convertible instruments outstanding.  As such the Company recorded a derivative liability of $89,753 for warrant outstanding, refer to Note 8.

In February 2011, the Company redeemed 30,000 shares of its Common Stock for a value of $5,000, the share prices was based on a share price of $0.16 per share.

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

As of December 31, 2011, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai.

As of December 31, 2011, the balance sheet date, none of the shares under this plan were granted or issued.

Class B Participating Cumulative Preferred Super-voting Stock

Issuances of the Company’s preferred stock during the years ended December 31, 2007, 2008 and 2009 included the following:

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

 Shares Issued for Cash

In 2007, 133,333 shares of Class B preferred stock were issued for $45,000 cash or $0.3375 per share.

Shares Issued for Services

In 2007, 866,667 shares of Class B preferred stock were issued to founders for services rendered during 2007 with a value of $0.3375 per share based on the above contemporaneous sale of Class B preferred stock.

10.	INCOME TAXES

There was no income tax expense in 2011 and 2010 due to the Company’s net taxable losses, other than the minimum Franchise Tax due to the State of California of $800.

Deferred tax asset and the valuation account is as follows:

	Year ended December 31,
	2011	2010
Deferred tax asset
NOL Carryforward	$(1,255,851)	$(787,272)
Valuation allowances	(1,255,851)	(787,272)
Total	$-	$-

The components of income tax expense are as follows:
Current Federal Tax	-	$-
Current State Tax	$-	$-
Change in NOL Benefit	522,285	393,680
Change in valuation allowance	(522,285)	(393,680)

Income tax benefits	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At December 31, 2011 and 2010 the Company has net operating losses (NOL) of approximately $1,379,285 and $644,496, respectively that will expire from 2027 to 2031.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

 A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2011 and 2010 for the full amount of our deferred tax assets due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at December 31, 2011 and 2010.  The valuation allowance as of December 31, 2011 and 2010 was $1,255,851 and $787,272, respectively.

11.	COMMITMENTS AND CONTINGIENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of December 31, 2011 and 2010, the Company owed its officers $120,068 and $242,636, respectively, based on the terms of the agreement.

During the year ended December 31, 2007, neither officer was paid for his services.  Based on the value of the above agreement, the Company recorded the estimated value of contributed services from its officers of $111,781 representing work performed from formation of the Company through December 31, 2007.

Operating Leases

The Company currently leases office space under a one year operating lease agreement expiring on September 30, 2012.  Within sixty days of expiration, the Company has the option to extend the lease for an additional two years. Under the lease agreement rent was set at $1,400 per month

 The following is a schedule by years of future minimum rental payments required under the operating lease:

2012	$12,600

Total	$12,600

Rent expense for the years ended December 31, 2011 and 2010 were $16,800 and $20,301 respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2011 and 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ATTUNE RTD
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
THE PERIOD FROM JULY 14, 2007 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

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

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company received funds from the issuance of a shareholder loan agreement to a shareholder.  During the year ended December 31, 2007, the Company had received $30,000 under this agreement.  During the year ended December 31, 2008, the Company received and additional $30,000 and repaid $4,800.  The outstanding balance as of December 31, 2008 was $55,200.  This debt was converted into 788,571 shares of Class A common stock in fiscal 2009 (See Note 9).

The Company entered into two unsecured promissory notes with its Chief Executive Officer and Chief Financial officer (see Note 4).  The balance due under these loans was $175,825 as of December 31, 2009.  As of December 31, 2009, the Company owed the same two officers $175,239 based on the terms of their employment contracts (see Note 3).  On January 31, 2010, the officers/shareholders redeemed 521,439 shares (collectively) of their common stock in the Company, with a value of $0.35 to satisfy this outstanding debt obligation. Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010. As of December 31, 2011 there are no shareholder loans present.

As of December 31, 2011 and 2010, the Company owed its 2 principal officers combined accrued salaries of $120,068 and $242,636, respectively.

13. SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company entered into an agreement to execute a convertible promissory note in the amount of $42,500 bearing interest at 8% per annum, with the note due and payable in July 2012. The note is convertible into shares of Class A common stock at a variable conversion price based on 58% of the market value of the stock at the time of conversion. On January 5, 2012, the funding was received by the company.

Management evaluated all activity of the Company through March 30, 2012 (the issuance date of the Company’s financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements.