Form 10-Q
period 2012-03-31
ATTUNE RTD
filed 2012-05-08
CIK 1477776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31st, 2012

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
As of May 7, 2012, there were 29,544,896 shares of Class A common stock, $0.0166 par value per share, outstanding; and 1,000,000 shares of Class B preferred cumulative participating super voting stock, $0.0166 par value per share, outstanding.

ATTUNE RTD
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011.	4

		Statements of Operations for the three ended March 31, 2012 and 2011, and the period from July 14, 2007 (Inception) to March 31, 2012 (unaudited).	5

		Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the period from July 14, 2007 (Inception) through March 31, 2011 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

	Item 4T.	Controls and Procedures.	19

Part II.	Other Information
	Item 1.	Legal Proceedings.	20

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

	Item 3.	Defaults Upon Senior Securities.	20

	Item 4.	(Removed and Reserved).	20

	Item 5.	Other Information.	20

	Item 6.	Exhibits.	20

Signatures			21

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Attune RTD
(a development stage company)
Balance Sheets

	March 31,	December 31,
	2011	2011
	(Unaudited)
Assets

Current Assets
Cash	$124,185	$254,137
Accounts Receivable, net	-	9,783
Prepaid Expenses	1,271	2,706

Total Current Assets	125,456	266,626

Property and Equipment, net	98,407	107,211

Other Assets
License, net of amortization	91,861	97,725
Deferred financing costs	2,612	1,795
Security Deposit	1,800	1,800

Total Other Assets	96,273	101,320

Total Assets	$320,136	$475,156

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$89,670	$132,324
Accrued Salaries	105,986	120,068
Accrued Expenses	6,831	844
Liability to Guarantee Equity Value	90,980	90,980
Capital lease obligation	1,702	1,932
Convertible note payable-net of discount	35,510	11,377
Current Portion of Long Term Debt	42,349	42,349
Derivative Liability	194,048	121,546

Total Current Liabilities	567,076	521,420

Long Term Liabilities
Long Term Debt - less current portion	144,079	152,770

Total Liabilities	711,155	674,190

Commitments and Contingencies (See Note 6)

Stockholders' Deficit
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at
March 31, 2012 and December 31, 2011, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	481,547	481,548
29,219,896 and 29,044,896 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively
Class A Common Stock Payable, 175,000 shares at March 31, 2012,
and 0 shares at December 31, 2011	17,500	-
Additional Paid-in Capital	3,229,233	3,229,233
Deficit accumulated during development stage	(4,135,899)	(3,926,414)

Total Stockholders' Deficit	(391,019)	(199,033)

Total Liabilities and Stockholders' Deficit	$320,136	$475,157

Attune RTD
(a development stage company)
Statements of Operations

			Period from July 14, 2007
	Three Months Ended		(Inception of Development Stage)
	March 31, 2012	March 31, 2011	to March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$13,715	$47,750

Operating Expenses
Advertising and Promotions	-	-	94,167
Contributed Services	-	-	111,781
Depreciation Expense	8,804	883	35,824
Legal Expense	182	11,957	108,789
Marketing Expense	8,907	1,473	187,374
Payroll Expense	72,334	69,625	1,099,930
Product Development	5,782	30,380	377,772
Professional Fees	20,360	19,584	288,409
Rent Expense	4,200	4,200	73,881
Research and Development	-	-	15,682
Subcontracted Services	-		158,199
Other Operating Expenses	30,598	48,918	1,350,289

Total Operating Expenses	151,164	187,021	3,902,097

Loss from Operations	(151,164)	(173,306)	(3,854,347)

Other income (expense)
Gain on asset theft, net	-	-	29,124
Change in Fair Value-Derivative	(40,754)	-	(127,871)
Impairment of Patent and Trademarks	-	-	(62,635)
Interest Expense	(17,567)	(497)	(31,101)
Interest Income	-	-	15,999
(Loss) Gain on Debt conversion, net	-	-	(102,252)
Income Tax Expense	-	(1,966)	(2,816)

Total Other income (expense)	(58,321)	(2,463)	(281,552)

Net Loss	(209,485)	(175,769)	(4,135,899)

Preferred stock dividends	(5,049)	(4,993)	(95,536)

Net loss applicable to common stock	$(214,537)	$(180,762)	$(4,231,435)

Net loss per common share applicable to common stock:
Basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	28,893,365	24,814,776

Attune RTD
(a development stage company)
Statements of Cash Flows

	Three Months Ended		Period from July 14, 2007
	March 31,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011	to March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(209,485)	(175,769)	$(4,135,899)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	12,500	-	950,065
Contributed Capital	-	-	111,781
Depreciation and Amortization	31,000	2,967	85,105
Interest expense on conversion to Class A common stock	-	-	449
Loss (Gain) on conversions of debt to Class A common stock, net	-	-	147,252
Gain on asset theft, net	-	-	(29,124)
Impairment of Patent and Trademarks	-	-	62,635
Change in Fair Value-Derivative	40,754		127,871
Bad Debt Expense	-	-	9,000
Gain on Forgiveness of Debt	-	-	(25,000)
Changes in Assets and Liabilities:
Accounts Receivable	9,783	(17,037)	(9,000)
Prepaid Expenses	1,435	-	(1,271)
Security Deposit	-	-	(1,800)
Accounts Payable and Accrued Expenses	(50,979)	130,702	310,740
Deferred Financing Costs	(2,500)	-	(1,795)
Liability to Guarantee Value	-	-	35,000

NET CASH USED IN OPERATING ACTIVITIES	(167,492)	(59,137)	(2,363,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	-	(16,320)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	-	-	(21,254)
Insurance proceeds on asset theft	-	-	30,961
Cash Received for sale of fixed assets	-	-	1,500
Purchase of Software License	-	-	(11,500)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	5,000	233,250	2,599,615
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	-	(666)	(5,279)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Borrowings on Debt	42,500	-	82,500
Principal Payment on Truck Loans	(4,094)	-	(13,634)
Principal payments on Software License	(5,866)	(1,955)	(25,410)
Cash Paid for Redemption of common Stock	-	(5,000)	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,540	225,629	2,721,992

NET INCREASE (DECREASE) IN CASH	(129,952)	166,492	124,185

CASH AT BEGINNING OF YEAR	254,137	35,495	-

CASH AT END OF YEAR	$124,185	$201,987	$124,185

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$17,567	$-	$4,033
Income Tax	$-	$-	$2,816

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$-	$40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$-	$-	$175,828
Financing of Software License	$-	$117,270	$117,270
Capitalization of Deferred Financing Costs	$112	$-	$2,612
Capitalization of Derivative Liability	$194,048	$-	$194,048
Financing of Truck Purchase	$-	$-	$114,190

ATTUNE RTD
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012
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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through March 31, 2012. To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2012 and December 31, 2011.

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

There were no revenues for the three months ending March 31, 2012.

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

SOFTWARE LICENSE

The Company capitalized its purchase of a software license in March 2011. The license is being amortized over 60 months following the straight-line method and included in Other Assets on the balance sheet in accordance to ASC 350. During the three months ended March 31, 2011, the company recorded $5,864 of amortization expense related to the license.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services.  In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $0 for the three months ended March 31, 2012 and 2011, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the three months ended March 31, 2012, the Company had a net loss of $209,485; net cash used in operations of $167,492 and was a development stage company with limited revenues.  In addition, as of March 31, 2012, the Company had a working capital deficit of $441,620, and a deficit accumulated during the development stage of $4,135,899.

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

4.           CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

On October 2011 and January 2012, the Company issued convertible promissory notes in the amount of $42,500 for each month, the total convertible note issued as of March 31, 2012 is $85,000.  Each convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum.  The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock.  The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability.  The derivative feature of the note taints all existing convertible instruments, specifically the 900,000 warrants (term of 3 years) the company issued on April 2010 with an exercise price of $0.40.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations.  As of March 31, 2012 and December 31, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $194,048 and $121,546, respectively.  During the quarter ended march 31, 2012 and the year ended December 31, 2011, the Company recognized a loss on change in fair value of derivative liability totaling $40,754 and$87,116, respectively.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes were as follows:

-	The two notes face amount as of 3/31/12 total $85,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 43.57%).
-	The projected volatility curve for each valuation period was based on the historical volatility of the company;
-	An event of default would occur 1% of the time, increasing 1.00% per quarter to a maximum of 10%;
-	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and
-	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

The 3 year warrants with an exercise price of $0.40 and no reset features were valued using the Black Scholes model and the following assumptions: stock price at valuation, $0.10; strike price, $0.40; risk free rate 0.12%; 3 year term; and volatility of 522% resulting in a relative fair value of $125,698 relating to these warrants.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at March 31, 2012

	Carrying Value at March 31, 2012	Fair value Measurements at March 31, 2012
Derivative Liability	$194,048	$194,048

The following is a summary of activity of Level 3 liabilities for the quarter ended March 31, 2012:

Balance at December 31, 2012	$121,546
Increase in liability due to debt	$31,748
Derivative Loss - Convertible note	$4,783
Derivative Loss - Tainted Warrants	$35,971
Balance March 31, 2012	$194,048

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying statements of operations.

The Company estimates the fair value of the embedded conversion liability utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term.  The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability.  The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at March 31, 2012:

Assumptions	March 31, 2012
Expected term	1.0
Expected Volatility	107%
Risk free rate	0.21%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2012. The weighted average interest rate for short term notes as of March 31, 2012 was 9.62%.

7.	COMMON STOCK

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

In March 2012, 50,000 shares of Class A common stock were issued for $5,000 cash with a share price of $0.10.

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

In March 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $12,500 at $0.10 per share, based upon the fair value of the common stock on a quoted exchange at the date of grant.

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

Warrant Activity for the Quarter Ended March 31, 2012is as follows:

	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
April 15, 2010	900,000	$.040	$360,000	April 15, 2013

In October 2011and January 2012, the Company issued a Convertible Notes which as a result taints all convertible instruments outstanding.  As such the Company recorded a derivative liability of $194,048 for warrant outstanding, refer to Note 4.

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

As of March 31, 2012, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai.

As of March 31, 2012, the balance sheet date, none of the shares under this plan were granted or issued.

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

8.	COMMITMENTS AND CONTINGIENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer.  These agreements established a yearly salary for each of $120,000.  As of March 31, 2012 and December 31, 2011, the Company owed its officers $105,986 and $120,068, respectively, based on the terms of the agreement.

During the year ended December 31, 2007, neither officer was paid for his services.  Based on the value of the above agreement, the Company recorded the estimated value of contributed services from its officers of $111,781 representing work performed from formation of the Company through December 31, 2007.

Stock Issuance Commitment

On April 3, 2012 The Company entered into an agreement with one of its vendors, whereby the vendor will provide services valued at $15,000 in exchange for 150,000 shares of contingently issuable Restricted Class A Common Stock at $0.10 per share.

Operating Leases

The company currently leases office space.  The monthly cost of the lease is approximately $1,400.  The original lease agreement expired on September 30th, 2011.  Company management executed a Lease Modification and Extension Agreement dated March 15th, 2010, reducing the monthly lease payment from $1,783.19 to $1,400.00 per month, extending the lease term for an additional one year commencing October 1, 2010 and ending on September 30, 2011.  On August 17, 2011, the lease was extended for a period of one year beginning on October 1, 2011 and ending on September 30, 2012.  With the extension, the Company has the option to extend the lease for one more 24 month period commencing in 2012, but will negotiate rent at a market rate agreed to by lessor and lessee.

 Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

In March of 2010, Attune RTD engaged the services of a vendor to complete work described in the Scope of Services portion of a March 2010 agreement. Pursuant to the Agreement, the company paid the vendor a total of $70,618 towards the completion of services. The agreement contained a “not to exceed cost” of $89,435. On or about September 21, 2010 the company issued vendor 250,000 shares of Restricted Class A Common Stock as an incentive for vendor to deliver services not later than March 1, 2011. Vendor agreed to incrementally deliver work in process. No work in process or finished work of any kind was received from vendor. Vendor requested the company pay an additional $18,818.On or about October 4, 2010, vendor repudiated the agreement. On February 23, 2011 The Company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations. Vendor did not acknowledge receipt of letter. The company has issued a “Stop” on vendor’s certificate.

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

9.	RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, the Company owed its 2 principal officers combined accrued salaries of $105,986 and $120,068, respectively.

10.	SUBSEQUENT EVENTS
On April 3, 2012 The Company entered into an agreement with one of its vendors, whereby the vendor will provide services valued at $15,000 in exchange for 150,000 shares of contingently issuable Restricted Class A Common Stock at $0.10 per share.

On April 30, 2012, the Company received its first order and payment for 20 units of its BrioWave product, for a total sale price of $10,000. Delivery of the product will take place within the next several months as the product is available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31,, 2011

Revenue. For the quarters ended March 31, 2012 and 2011, the company had no revenues in 2011 and limited revenues in March 2011 of $13,715. The Company is in the development stage and has limited revenues, as the Company has been involved in the rollout and testing of its first products into the Texas market.

Gross Profit. Since the company has yet to record and or achieve any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $151,164 for the three months ended March 31, 2012, compared to $187,021 for the same period in 2011 a decrease of approximately 19%. This decrease was the result of lower product development costs, approximately $26,854 less than the same period in 2011, decreases in other operating expenses such as legal, travel and other professional costs, of approximately $18,000 from the same period in 2011. The company also increased its marketing costs by 504% as the company moves to commercialization and the selling of its products.

Provision for Income Taxes. Our income taxes for the three months ended March 31, 2012 and 2011 were $0. We did not incur any federal tax liability for the three months ended March 31, 2012 and 2011because we incurred operating losses in these periods.

Net Earnings. We generated net losses of approximately $209,485 for the three months ended March 31, 2012 compared to approximately $175,769 for the same period in 2011, an increase of 19%. This increase was caused by the Company incurring a change in fair value derivative of $40,754 in March 2012 and $0 in March 2011. In addition, the Company increased its interest expenses in the quarter ended March 31, 2012 by approximately $17,000 from the same quarter in March 2011.

Liquidity and Capital Resources

General. At March 31, 2012, we had cash of $124,185. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $167,492 for the three months ended March 31, 2012, and we used cash in operations of approximately $59,137 for the same period in 2011. The principal elements of cash flow from operations for the three months ended March 31, 2012 included a net loss of $209,485 offset by; depreciation and amortization expense of $31,000, stock-based expenses of $12,500, and a change in fair value-derivative of $40,754.

Cash received in our financing activities was $37,540 for the three months ended March 31, 2012, compared to cash received of approximately $225,629 during the same period in 2011

As of March 31, 2012, current liabilities exceeded current assets by 4.5 times or $441,620, compared to December 31, 2011, where current liabilities exceeded current assets by 1.9 times or by $254,794. Current assets decreased approximately 52% from $266,626 at December 31, 2011 to $125,456 at March 31, 2012 while current liabilities increased 8.7% to $567,076 at March 31, 2012 from $521,420 at December 31, 2011. As a result, our working capital deficit decreased from $254,794 at December 31, 2011 to $441,620 at March 31, 2012.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2011. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2012.

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

ATTUNE RTD (Name of Registrant)

Date: May 8, 2012	By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.