Form 10-Q
period 2012-06-30
ATTUNE RTD
filed 2012-08-13
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 6, 2012, 2012, there were 32,087,827 shares of Class A common stock, $0.0166 par value per share, outstanding; and 1,000,000 shares of Class B preferred cumulative participating super voting stock, $0.0166 par value per share, outstanding.

ATTUNE RTD

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

INDEX

Index			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011.	F-1
		Statements of Operations for the three and six months ended June 30, 2012 and 2011, and the period from July 14, 2007 (Inception) to June 30, 2012 (unaudited).	F-2
		Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the period from July 14, 2007 (Inception) through June 30, 2011 (unaudited).	F-3
		Notes to Financial Statements (unaudited).	F-4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	5
	Item 4.	Controls and Procedures.	6
Part II.	Other Information
	Item 1.	Legal Proceedings.	7
	Item 1A.	Risk Factors	7
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	7
	Item 3.	Defaults Upon Senior Securities.	7
	Item 4.	(Removed and Reserved).	7
	Item 5.	Other Information.	7
	Item 6.	Exhibits.	7
Signatures			8

2

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Attune RTD

(a development stage company)

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current Assets
Cash	$75,938	$254,137
Accounts Receivable, net	-	9,783
Prepaid Expenses	-	2,706

Total Current Assets	75,938	266,626

Property and Equipment, net	92,066	107,210

Other Assets
License, net of amortization	85,997	97,725
Deferred Financing Costs	844	1,795
Security Deposit	1,800	1,800
Total Other Assets	88,641	101,320

Total Assets	$256,645	$475,156

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$107,831	$132,323
Accrued Salaries	102,986	120,068
Accrued Expenses	8,447	844
Liability to Guarantee Equity Value	90,980	90,980
Capital lease obligation	1,578	1,932
Convertible note payable-net of discount	54,369	11,377
Current Portion of Long Term Debt	39,791	42,349
Derivative Liability	154,167	121,546

Total Current Liabilities	560,149	521,419

Long Term Liabilities
Long Term Debt - less current portion	137,429	152,770

Total Liabilities	697,578	674,189

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	16,600	16,600
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized; 30,587,827 and 29,044,896 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	507,236	481,548
Class A Common Stock Payable	17,500	-
Additional Paid-in Capital	3,358,820	3,229,233
Deficit accumulated during development stage	(4,341,089)	(3,926,414)

Total Stockholders' Equity (Deficit)	(440,933)	(199,033)

Total Liabilities and Stockholders' Equity (Deficit)	$256,645	$475,156

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Condensed Statements of Operations

					Period from July 14, 2007
	Three Months Ended		Six Months Ended		(Inception of Development Stage) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$11,502	$-	$11,502	$13,715.00	59,252

Operating Expenses
Advertising and Promotions	0	609	0	609	94,167
Contributed Services	0	-	-	-	111,781
Depreciation Expense	6,342	4,689	15,146	5,572	42,166
Legal Expense	(4,458)	8,240	(4,276)	20,197	104,331
Marketing Expense	32,703	9,000	41,610	10,473	220,077
Payroll Expense	68,846	106,289	141,180	175,914	1,168,774
Product Development	(5,782)	59,250	-	89,630	371,990
Professional Fees	13,882	9,929	34,239	29,514	302,294
Rent Expense	4,200	4,200	8,400	8,400	78,081
Research and Development	56	-	56.00	-	15,737
Subcontracted Services	26,836		26,836	-	185,035

Other Operating Expenses	77,188	325,957	107,786	374,877	1,427,477

Total Operating Expenses	219,813	528,164	370,977	715,186	4,121,910

Loss from Operations	(208,311)	(528,164)	(359,475)	(701,471)	(4,062,658)

Other income (expense)

Gain on asset theft, net	-	-	-	-	29,125
Change in Fair Value-Derivative	33,107	-	(7,647)	-	(94,766)
Impairment of Patent and Trademarks	-	-	-	-	(62,634)
Interest Expense	(29,186)	(1,394)	(46,753)	(1,891)	(60,287)
Interest Income	-	-	-	-	15,999
(Loss) Gain on Debt conversion, net	-	-	-	-	(102,252)
Income Tax Expense	(800)	-	(800)	(1,966)	(3,616)

Total Other income (expense)	3,121	(1,394)	(55,200)	(3,857)	(278,431)

Net Loss	(205,190)	(529,558)	(414,675)	(705,328)	(4,341,089)

Preferred stock dividends	(5,049)	(5,049)	(10,042)	(10,042)	(100,529)

Net loss applicable to common stock	$(210,239)	$(534,607)	$(424,717)	$(715,370)	(4,441,619)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	29,035,342	29,436,309	29,035,342	27,144,409

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

			Period from July 14, 2007
	Six Months Ended June 30,		(Inception of Development Stage) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(414,675)	(705,328)	$(4,341,089)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	30,000	220,050	967,565
Contributed Capital	-	-	111,781
Depreciation and Amortization	67,112	13,650	123,012
Amortization of Debt Discount	-	1,693	-
Interest expense on conversion to Class A common stock	-	-	449
Loss (Gain) on conversions of debt to Class A common stock, net	-	-	147,252
Gain on asset theft, net	-	-	(29,125)
Impairment of Patent and Trademarks	-	-	62,633
Change in Fair Value-Derivative	7,647	-	94,763
Bad Debt Expesne	-	-	9,000
Gain on Foregiveness of Debt	-	-	(25,000)

Changes in Assets and Liabilities:
Accounts Receivable	9,783	28,422	(9,000)
Prepaid Expenses	2,706	(5,571)	-
Security Deposit	-	-	(3,591)
Accounts Payable and Accrued Expenses	(33,969)	(153,255)	327,748
Deferred Financing Costs	951	-	1,656
Liability to Guarantee Value	-	-	35,000

NET CASH USED IN OPERATING ACTIVITIES	(330,445)	(600,339)	(2,526,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(11,500)	(16,320)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	-	-	(21,254)
Insurance proceeds on asset theft	-	-	30,961
Purchase of Software License	-	-	(11,500)
Cash Received for sale of fixed assets	-	-	1,500

NET CASH USED IN INVESTING ACTIVITIES	-	(11,500)	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	128,000	1,290,750	2,722,617
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Borrowings on Debt	42,500	-	82,500
Principal Payments on Capital Lease Obligations	(354)	(1,042)	(5,633)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Redemption of Common Stock for Value	-	(5,000)	(5,000)
Principal Payments on Software Financing	(9,684)	(9,166)	(29,229)
Principal Payments on Truck Loans	(8,215)		(17,755)

NET CASH PROVIDED BY FINANCING ACTIVITIES	152,247	1,275,542	2,836,700

NET INCREASE (DECREASE) IN CASH	(178,199)	663,703	75,938

CASH AT BEGINNING OF PERIOD	254,137	35,495	-

CASH AT END OF PERIOD	$75,938	699,198	$75,938

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$-	$-	$13,534
Income Tax	$800	$800	$3,616

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$-	$40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$-	$-	$175,825
Prepaid Common stock issued for services	$-	$-	$-
Common Stock Payable for future performance of services	$17,500	$-	$17,500
Financing of Software Costs	$-	$117,270	$117,270
Financing of Truck Purchase	$-	$114,190	$114,190
Capitalization of Deferred Financing Costs	$-	$-	$2,500
Capitalization of Derivative Liability	$-	$-	$-
Conversion of Convertible Note	$8,000	$-	$8,000

The accompanying unaudited notes are an integral part of these Financial Statements

ATTUNE RTD

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through June 30, 2012. To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2012 and December 31, 2011.

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

There were limited revenues for the three months ending June 30, 2012. Revenues were generated from three customers with the largest customer accounting for 86% of the revenue.

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

SOFTWARE LICENSE

The Company capitalized its purchase of a software license in March 2011. The license is being amortized over 60 months following the straight-line method and included in Other Assets on the balance sheet in accordance to ASC 350. During the three months ended June 30, 2012, the company recorded $5,850 of amortization expense related to the license.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $0 and $0 for the three months ended June 30, 2012 and 2011, respectively.

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

June 30, 2012

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the six months ended June 30, 2012, the Company had a net loss of $414,675; net cash used in operations of $330,445 and was a development stage company with limited revenues. In addition, as of June 30, 2012, the Company had a working capital deficit of $484,211, and a deficit accumulated during the development stage of $4,341,089.

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

On January 5, 2012, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability. The derivative feature of the note taints all existing convertible instruments, specifically the 900,000 warrants (term of 3 years) the company issued on April 2010 with an exercise price of $0.40.

On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note into equity. The note was converted in accordance with the conversion terms, therefore, no gain of loss was recognized.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations. As of June 30, 2012 and December 31, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $154,167 and $121,546, respectively. During the quarter ended June 30, 2012 and the year ended December 31, 2011, the Company recognized a loss on change in fair value of derivative liability totaling $7,647 and $87,116, respectively.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes were as follows:

•	The note face amount as of 6/30/12 is $85,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 43.57%).
•	The projected volatility curve for each valuation period was based on the historical volatility of the company;
•	An event of default would occur 1% of the time, increasing 1.00% per quarter to a maximum of 10%;
•	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and
•	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at June 30, 2012

	Carrying Value at
	March 31, 2012	Level 1	Level 2	Level 3
Derivative Liability	$154,167	$-	$-	$154,167

The following is a summary of activity of Level 3 liabilities for the quarter ended June 30, 2012:

Balance at December 31, 2012	$121,546
Increase in liability due to debt	24,974
Derivative Gain - Convertible note	8,164
Derivative Loss - Tainted Warrants	(517)

Balance June 30, 2012	$154,167

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

Assumptions	June 30, 2012
Expected term	1.0
Expected Volatility	107%
Risk free rate	0.21%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2012. The weighted average interest rate for short term notes as of June 30, 2012 was 9.62%.

7.	COMMON STOCK

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

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010. 2011 and 2012 included the following:

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

In April 2012, 50,000 shares of Class A common stock were issued for $5,000 cash with a share price of $0.10.

In May 2012, 180,000 shares of Class A common stock were issued for $18,000 cash with a share price of $0.10.

In June 2012, 1,000,000 shares of Class A common stock were issued for $100,000 cash with a share price of $0.10.

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

In June 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $172,500 at $0.14 per share, based upon the fair value of the common stock on a quoted exchange at the date of grant. As of June 30, 2012, the common stock remained unissued and was recorded as a payable.

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

Warrant Activity for the Quarter Ended June 30, 2012 is as follows:

	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
April 15, 2010	900,000	$.040	$360,000	April 15, 2013

In October 2011 and January 2012, the Company issued a Convertible Notes which as a result taints all convertible instruments outstanding. As such the Company recorded a derivative liability of $194,048 for warrant outstanding,

In May 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the Convertible note, per the terms of the agreement. The company recognized a loss on the conversion of $6,198.

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

As of June 30, 2012, 800,000 shares were approved under this plan for issuance by the Board of Directors.

As of June 30, 2012, the balance sheet date, none of the shares under this plan were granted or issued.

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

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer. These agreements established a yearly salary for each of $120,000. As of June 30, 2012 and December 31, 2011, the Company owed its officers $102,986 and $120,068, respectively, based on the terms of the agreement.

During the year ended December 31, 2007, neither officer was paid for his services. Based on the value of the above agreement, the Company recorded the estimated value of contributed services from its officers of $111,781 representing work performed from formation of the Company through December 31, 2007.

Stock Issuance Commitment

On April 3, 2012 The Company entered into an agreement with one of its vendors, whereby the vendor will provide services valued at $12,500 in exchange for 125,000 shares of contingently issuable Restricted Class A Common Stock at $0.10 per share.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

9.	RELATED PARTY TRANSACTIONS

As of June 30, 2012 and December 31, 2011, the Company owed its 2 principal officers combined accrued salaries of $102,986 and $120,068, respectively.

10.	SUBSEQUENT EVENTS

On July 7, 2012 the Company’s Vice President, Paul Dwayne Davis passed away.

On July 20, 2012, the Company finished filming raw footage for its marketing communications message and is now in the process of being edited for cable television.

On July 23, 2012 the Company paid its vendor for the initial fifty BrioWave pilot controllers.

On July 30, 2012 the Company signed a six month professional services agreement with Wakabayashi Fund LLC beginning on the date of execution and ending six months later for the purpose of arranging financing, providing institutional awareness and public relations services valued at $150,000. Under the terms of the agreement, the Company will issue 750,000 shares of restricted class a common stock as pre-payment for services and has agreed to contingently issue an additional 750,000 shares of restricted class a common stock after the company has received equal to or greater than $500,000 in working capital as a result of Wakabayashi’s activities. Additionally, the company has agreed to pay a 7% success fee related to any financing brought to the company as a result of Wakabayashi’s activities.

On August 2, 2012 the Company is delivering a BrioWave controller device to Southern California Edison for the purpose of evaluating the technology.

On August 15, 2012 the Company is meeting with Oncor Energy for the purpose of discussing its BrioWave technology

On or about August 17, 2012 the Company is scheduled to meet with TXU Energy Retail for the purposes of following up on discussions related to its BrioWave technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue. For both quarters ended June 30, 2012 and 2011, the company had limited revenues. The Company is in the development stage and during the quarter ended June 30, 2012 had revenues of $11,502 and for $0 for the same quarter ended June 30, 2011.

Gross Profit. Since the company has yet to record and or achieve any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $219,811 for the three months ended June 30, 2012, compared to $528,164 for the same period in 2011 a decrease of approximately 58%. This decrease was primarily caused by reduced operating expenses stemming from the company in 2012 moving towards production with the substantial product development occurring in the same quarter in 2011. For the three months ended June 30, 2012 the Company incurred public relations expense of $30,000 compared to $0 in the June 30, 2011 quarter. Marketing expense in the quarter ended June 30, 2012 increased by approximately $23,000 from the quarter ended June 30, 2011.

Provision for Income Taxes. Our income taxes for the three months ended June 30, 2012 were $800, compared to $800 for the same period in 2011. We did not incur any federal tax liability for the three months ended June 30, 2012 and 2011 because we incurred operating losses in these periods.

Net Earnings. We generated net losses of approximately $205,187 for the three months ended June 30, 2011 compared to approximately $529,558 for the same period in 2012, a decrease of 61%. The biggest item impacting the three months ended June 30, 2012 compared to June 30, 2011 was the recognition of income related to the change in the fair value of the derivative.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue. For both six months ended June 30, 2012 and 2011, the company has had limited revenues. The Company is in the development stage and for the first six months of 2012 had revenues of $11,502 from one customer, while for the same period in 2011 had revenue of $13,715 from one customer.

Gross Profit. Since the company has yet to record any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $370,977 for the six months ended June 30, 2012, compared to $715,186 for the same period in 2011, a decrease of approximately 48%. This decrease was primarily caused by reduced operating expenses stemming from the company in 2012 moving towards production with the substantial product development occurring in the same six month period in 2011. Payroll related expenses decreased in the six months ended June 30, 2012 by approximately 19% from the previous six month period in 2011. Product development expense decreased by approximately $140,000 in the June 30, 2012 period compared to June 30, 2011.

Provision for Income Taxes. Our income taxes for the six months ended June 30, 2012 were $800, compared to $1,966 for the same period in 2011. We did not incur any federal tax liability for the six months ended June 30, 2012 and 2011 because we incurred operating losses in these periods. The income tax relates solely to the minimum tax due to the State of California.

Net Earnings (Loss). We generated net losses of approximately $414,672 for the six months ended June 30, 2012 compared to approximately $705,328 for the same period in 2011, a decrease of 41%.

4

Liquidity and Capital Resources

General. At June 30, 2012, we had cash of $75,938. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $330,445 for the six months ended June 30, 2012, and we used cash in operations of approximately $600,339 for the same period in 2011. The principal elements of cash flow from operations for the six months ended June 30, 2012 included a net loss of $414,675 offset by; depreciation and amortization expense of $67,112, and stock-based expenses of $30,000.

Cash used in investing activities during the six months ended June 30, 2012 was $0 compared to $11,500 during the same period in 2011.

Cash received in our financing activities was $152,247 for the six months ended June 30, 2012, compared to cash received of approximately $1,275,542 during the same period in 2011.

As of June 30, 2012, current liabilities exceeded current assets by 7.4 times or $484,212, compared to December 31 2011, where current liabilities exceeded current assets by 2 times or by $254,793. Current assets decreased approximately 71.5% from $266,626 at December 31, 2011 to $75,938 at June 30, 2012 while current liabilities increased 7% to $560,150 at June 30, 2012 from $521,419 at December 31, 2011. As a result, our working capital deficit increased from $254,793 at December 31, 2011 to $484,212 at June 30, 2012.

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

5

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2012.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTUNE RTD
(Name of Registrant)

Date: August 13, 2012	By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

8

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

9