Form 10-Q/A
period 2012-06-30
ATTUNE RTD
filed 2012-09-10
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

ATTUNE RTD

Explanatory Note

ATTUNE RTD (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 13, 2012, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Company’s Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ATTUNE RTD
(Name of Registrant)

Date: September 10, 2012	By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

*Filed herewith.