Form 10-K/A
period 2011-12-31
ATTUNE RTD
filed 2012-11-15
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

The BrioWave 175p is near completion, and pilot units were delivered to a vendor on November 28, 2010. The BrioWave 325p is currently in development and we expect to have units in production by November 2012. We expect to have BrioWave 175p units in production for delivery by July 2012. We estimate initially we will need to sell 4,720 units of the BrioWave 175p and 4,720 service level agreements (SLA’s) for the use of the Graphical User Interface to meet current selling, general and administrative expenses.

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

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “AURT”. The last reported sale price of our common stock as reported by the Bulletin Board on November 21, 2011 was $0.30 per share. As of March 26, 2012, there were 239 holders of record. The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Steve Bailey joined us in June 2007 as Operations Officer. From 2007 to date, he has been president and CEO of American Patriot Building Contractors. From 2006 to 2007, he was Vice President of Operations for Davis Companies, Inc. From 2004 to 2006, he was Director of Human Resources for Stronghold Engineering, Inc. From 2002 to 2006, he was Project Manager for Stronghold Engineering, Inc. He received a Doctorate in Education from Pepperdine University in 2002, a Master’s Degree in Education from California State University, San Bernardino in 1994 and a Bachelor’s Degree in Business from University of Redlands in 1992.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The code of ethics is also posted on the company’s web site at www.attunertd.com under the “Investor Relations” tab, located in the “Corporate Information” section, entitled, “Code of Ethics for Senior Executives and Financial Officers”. The request for a copy can be made in writing to Attune RTD, 3700 E Tachevah Dr, #B117 Palm Springs, CA, 92262 Attention: Thomas Bianco.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 26, 2012 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned (1)	Percent (1)

Directors and Executive Officers:

Common Stock	(1)(2)(3) Shawn Davis	6,039,281	20.79%
Common Stock	(1)(2)(3)Thomas Bianco	6,039,281	20.79%	%
Common Stock	(1)Raymond Tai	3,145,714	10.83%	%
Common Stock	(1)(2)(3)Paul Davis	600,000	2.07%	%
Common Stock	(1)(2)(3)Timothy Smith	500,000	1.72%	%
Common Stock	(1)Steve Bailey	500,000	1.72%	%
Common Stock	(1)Shawn Steib	400,000	1.38%	%
Common Stock	(1)*Huiyou Zhu	150,000	0.52%	%
	All executive officers and directors as a group (8 persons)	17,374,276	59.82%	%

5% Shareholders:

Common Stock	Beacon Global, LLC	3,259,375	11.20%	%

———————

*	Less than 1%

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

18

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

Signature	Title	Date

/s/ Thomas Bianco	Chief Financial Officer (Principal Financial Offer and Chief Accounting Officer)	November 15, 2012
Thomas Bianco

/s/	Director	November 15, 2012

/s/	Director	November 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Attune RTD

(A Development Stage Company)

We have audited the accompanying balance sheets of Attune RTD (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 30, 2012

Attune RTD

(a development stage company)

Balance Sheets

	December 31, 2011	December 31, 2010
Assets

Current Assets
Cash	$254,137	$35,495
Accounts Receivable, net	9,783	28,422
Prepaid Expenses	2,706	-

Total Current Assets	266,626	63,917

Property and Equipment, net	107,211	13,446

Other Assets

Deferred Patent Costs, net	-	41,121
Deferred Financing Costs	1,795	-
Trademark	-	21,253
Software License, net	97,725	-
Security Deposit	1,800	1,800

Total Other Assets	101,320	64,174

Total Assets	$475,157	$141,537

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts Payable	$132,324	$160,073
Accrued Salaries	120,068	242,636
Accrued Expenses	844	1,618
Liability to Guarantee Equity Value	90,980	118,980
Capital lease obligation	1,932	1,779
Convertible Note Payable- net of discount of $31,123 and $0 at December 31, 2011 and 2010, respectively	11,377	-
Current Portion Long-term debt	42,349	-
Derivative Liability	121,546	-

Total Current Liabilities	521,420	525,086

Long Term Liabilities
Long Term Debt - less current portion	152,770	-

Total Liabilities	674,190	525,086

Commitments and Contingencies (See Note 9)

Stockholders’ (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value;	16,600	16,600
1,000,000 shares authorized; 1,000,000 issued and outstanding at December 31, 2011 and 2010, respectively
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized;	481,548	406,770
29,044,896 and 24,519,509 shares issued and outstanding at December 31, 2011 and 2010, respectively
Additional Paid-in Capital	3,229,233	1,740,210
Deficit accumulated during development stage	(3,926,414)	(2,547,129)

Total Stockholders’ (Deficit)	(199,033)	(383,549)

Total Liabilities and Stockholders’ (Deficit)	$475,157	$141,537

Attune RTD

(a development stage company)

Statements of Operations

			Period from July 14, 2007
	Year Ended	Year Ended	(Inception of Development Stage)
	December 31, 2011	December 31, 2010	to December 31, 2011 (uaudited)

Revenues	$23,325	$24,425	$47,750

Operating Expenses
Advertising and Promotions	607	11,700	94,167
Contributed Services	-	-	111,781
Depreciation Expense	18,924	3,532	27,020
Legal Expense	49,145	45,961	108,607
Marketing Expense	21,940	116,292	178,467
Payroll Expense	328,589	254,104	1,027,596
Product Development	221,958	25,855	371,990
Professional Fees	55,809	63,457	268,055
Rent Expense	16,800	20,301	69,681
Research and Development	-	-	15,682
Subcontracted Services	5,000	153,199	158,199

Other Operating Expenses	545,828	316,108	1,319,691

Total Operating Expenses	1,264,600	1,010,510	3,750,936

Loss from Operations	(1,241,275)	(986,085)	(3,703,186)

Other income (expense)
Gain on asset theft, net	-	-	29,125
Change in Fair Value-Derivative	(87,116)	-	(87,116)
Impairment of Patent and Trademarks	(62,634)	-	(62,634)
Interest Expense	(11,467)	(389)	(13,534)
Interest Income	173	1	15,999
(Loss) Gain on Debt conversion	25,000	(49,615)	(102,252)
Income Tax Expense	(1,966)	(850.00)	(2,816)

Total Other income (expense)	(138,010)	(50,853)	(223,228)

Net Loss	(1,379,285)	(1,036,938)	(3,926,414)

Preferred stock dividends	(20,250)	(20,250)	(90,487)

Net loss applicable to common stock	$(1,399,535)	$(1,057,188)	$(4,016,901)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	28,854,490	22,799,345

Attune RTD

(a development stage company)

Statements of Changes in Stockholders’ Equity (Deficit)

From July 14, 2007 (Inception of Development Stage) to December 31, 2011

						Deficit Accumulated
						During	Total
	Preferred Stock - Class B		Common Stock - Class A		Additional	Development	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity(Deficit)

Balance July 14, 2007 (Inception of Development Stage)	-	$-	-	$-	$-	$-	$-

Issuance of common stock for cash	133,333	2,213	224,000	3,718	75,069	-	81,000

Offering Costs	-	-	-	-	(2,500)	-	(2,500)

Issuance of stock for services	866,667	14,387	14,050,000	233,230	53,213	-	300,830

Valuation of officer’s contributed services	-	-	-	-	111,781	-	111,781

Net loss, July 14, 2007, (Inception of Development Stage) to December 31, 2007	-	-	-	-	-	(441,633)	(441,633)

Balance at December 31, 2007	1,000,000	$16,600	14,274,000	$236,948	$237,563	$(441,633)	$49,478

Issuance of common stock for cash	-	-	2,352,803	39,057	321,193	-	360,250

Offering costs	-	-	-	-	(1,500)	-	(1,500)

Issuance of stock for services	-	-	169,000	2,805	31,725	-	34,530

Issuance of stock for debt settlement	-	-	100,000	1,660	13,340	-	15,000

Net loss, year ended December 31, 2008	-	-	-	-	-	(422,612)	(422,612)

Balance at December 31, 2008	1,000,000	$16,600	16,895,803	$280,470	$602,321	$(864,245)	$35,146

Issuance of common stock for cash	-	-	3,688,438	61,228	376,207	-	437,435

Offering costs	-	-	-	-	(7,000)	-	(7,000)

Issuance of stock for services	-	-	66,333	1,101	10,049	-	11,150

Issuance of stock for debt settlement	-	-	788,571	13,090	105,196	-	118,286

Net loss, year ended December 31, 2009	-	-	-	-	-	(645,946)	(645,946)

Balance at December 31, 2009	1,000,000	$16,600	21,439,145	$355,889	$1,086,773	$(1,510,191)	$(50,929)

Issuance of common stock for cash			2,138,610	35,402	406,779		442,181
							-
Issuance of stock for services			1,076,000	17,708	323,297		341,005
							-
Issuance of stock for debt settlement			247,249	4,104	92,853		96,957
							-
Redemption of Stock by Officers for Loan Repayment			(521,439)	(8,656)	(167,169)		(175,825)
							-
Stock issued to Shareholder			139,944	2,323	(2,323)		-
							-
Net loss, year ended December 31, 2010						(1,036,938)	(1,036,938)

Balance at December 31, 2010	1,000,000	$16,600	24,519,509	$406,770	$1,740,210	$(2,547,129)	$(383,549)

Issuance of common stock for cash	-	-	6,349,750	105,063	1,213,688	-	1,318,751

Issuance of stock for services	-	-	965,000	16,019	234,031	-	250,050

Stock Redemmed	-	-	(29,988)	(498)	(4,502)	-	(5,000)

Stock Rescinded from prior investment	-	-	(2,759,375)	(45,806)	45,806	-	-

Net loss, year ended December 31, 2011	-	-	-	-	-	(1,379,285)	(1,379,285)

Balance at December 31, 2011	1,000,000	$16,600	29,044,896	$481,548	$3,229,233	$(3,926,414)	$(199,033)

Attune RTD

(a development stage company)

Statements of Cash Flows

	Year Ended		Period from July 14, 2007
	December 31,		(Inception of Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010	to December 31, 2011 (unaudited)
Net Loss	$(1,379,285)	$(1,036,938)	$(3,926,414)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	250,050	341,005	937,565
Contributed Capital			111,781
Depreciation and Amortization	45,752	3,790	54,106
Interest expense on conversion to Class A common stock			449
Loss on conversions of debt to Class A common stock	-	49,615	147,252
Gain on asset theft, net			(29,125)
Impairment of Patent and Trademarks	62,633		62,633
Change in Fair Value-Derivative	87,116		87,116
Bad Debt Expense	9,000		9,000
Gain on foregiveness of debt	(25,000)		(25,000)
Changes in Assets and Liabilities:
Accounts Receivable	9,639	(28,422)	(18,783)
Prepaid Expenses	(2,706)		(2,706)
Security Deposit	-		(1,800)
Accounts Payable	(27,594)	80,101	243,847
Accrued Expenses	(126,334)	68,970	117,874
Deferred Financing Costs	705		705
Liability to Guarantee Equity Value	-	35,000	35,000

NET CASH USED IN OPERATING ACTIVITIES	(1,096,024)	(486,879)	(2,196,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(3,168)	(16,320)
Deferred Patent costs	-	-	(41,378)
Trademark costs	-	(21,254)	(21,254)
Loans receivable from Officers	-	-	(175,825)
Insurance proceeds on asset theft	-	-	30,961
Cash received for sale of fixed assets	1,500	-	1,500
Purchase of Software License	(11,500)	-	(11,500)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,000)	(24,422)	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	1,318,751	442,181	2,594,617
Offering costs related to the Sale of Class A - Common Stock	-		(11,000)
Sale of Class B - Preferred Stock	-		45,000
Principal Payments on Capital Lease Obligations	-	(1,881)	(5,279)
Loan Payable to Principal Stockholder	-		60,000
Repayment of Loan Payable to Principal Stockholder	-		(4,800)
Borrowings on Debt	40,000	-	40,000
Principal payment on truck loans	(9,540)	-	(9,540)
Principal payments on Software Licensing	(19,545)	-	(19,545)
Cash Paid for Redemption of Stock	(5,000)	-	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,324,666	440,300	2,684,453

NET INCREASE (DECREASE) IN CASH	218,642	(71,001)	254,137

CASH AT BEGINNING OF YEAR	35,495	106,496	-

CASH AT END OF YEAR	$254,137	35,495	$254,137

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$11,467	$389	$13,534
Income Tax	$1,966	$850	$2,816

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$25,000	$39,272	$40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$35,000	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$24,000	$48,980
Issunace of Class A Common Stock for settlement of Debt	$-	$-	$-
Redemption of stock by officers for loan repayment	$-	$175,825	$175,828
Capitalization of Deferred Financing Costs	$2,500	$-	$2,500
Capitalizaiton of Derivative Laibility	$-	$-	$-
Financing of Software costs	$117,270	$-	$117,270
Financing of Truck Purchase	$114,190	$-	$114,190

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

Attune RTD (“The Company”, “us”, “we”, “our”) was formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

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

We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2011	December 31, 2010
Computer equipment	5 Years	$10,227	$10,227
Office Equipment	5 Years	5,605	5,605
Vehicles	5 Years	114,190	5,000
		130,022	20,832
Less total Accumulated depreciation		(22,811)	(7,387)
		$107,212	$13,446

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

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes were as follows:

●	The note face amount as of 12/31/11 is $42,500 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 43.57%).
●	The projected volatility curve for each valuation period was based on the historical volatility of the company;
●	An event of default would occur 1% of the time, increasing 1.00% per quarter to a maximum of 10%;
●	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and
●	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2011:

		Fair value Measurements at December 31, 2011
	Carrying Value at December 31, 2011	(Level 1)	(Level	(Level 3)
Derivative Liability	$121,546	$-	$41,378	$121,546

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2011:

Balance at October 1, 2011	$-
Increase in liability due to debt	$34,430
Derivative Gain - Convertible note	$(2,637)

Derivative Loss - Tainted Warrants	$89,753
Balance December 31, 2011	$121,546

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

