Form 10-Q/A
period 2012-06-30
ATTUNE RTD
filed 2012-11-15
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-2

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

ATTUNE RTD

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

INDEX

Index			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011.	F-1
		Statements of Operations for the three and six months ended June 30, 2012 and 2011, and the period from July 14, 2007 (Inception) to June 30, 2012 (unaudited).	F-2
		Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the period from July 14, 2007 (Inception) through June 30, 2012 (unaudited).	F-3
		Notes to Financial Statements (unaudited).	F-4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	5
	Item 4.	Controls and Procedures.	6
Part II.	Other Information
	Item 1.	Legal Proceedings.	7
	Item 1A.	Risk Factors	7
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	7
	Item 3.	Defaults Upon Senior Securities.	7
	Item 4.	(Removed and Reserved).	7
	Item 5.	Other Information.	7
	Item 6.	Exhibits.	7
Signatures			8

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

ATTUNE RTD
(Name of Registrant)

Date: November 15, 2012	By:	/s/ Shawn Davis
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