Form 10-Q
period 2012-09-30
ATTUNE RTD
filed 2012-11-19
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2012, there were 32,126,727 shares of Class A common stock, $0.0166 par value per share, outstanding; and 1,000,000 shares of Class B preferred cumulative participating super voting stock, $0.0166 par value per share, outstanding.

ATTUNE RTD

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER, 2012

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	4

		Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	F-2

		Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and the period from July 14, 2007 (Inception) to September 30, 2012 (unaudited)	F-3

		Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the period from July 14, 2007 (Inception) through September 30, 2012 (unaudited)	F-4

		Notes to Financial Statements (unaudited)	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

	Item 4T.	Controls and Procedures	7

Part II.	Other Information
	Item 1.	Legal Proceedings	7

	Item 1A.	Risk Factors	7

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

	Item 3.	Defaults Upon Senior Securities	7

	Item 4.	(Removed and Reserved)	7

	Item 5.	Other Information	8

	Item 6.	Exhibits	8

Signatures			9

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ATTUNE RTD

(a development stage company)

Financial Statements

For the Three And Nine Months Ended September 30, 2012 and 2011

and the Period from July 14, 2007 (Inception of Development Stage) to September 30, 2012

4

TABLE OF CONTENTS

Page

Condensed Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the period from July 14, 2007 (Inception of Development Stage) to September 30, 2012 (Unaudited)	F-3

Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the period from July 14, 2007 (Inception of Development Stage) to September 30, 2012 (Unaudited)	F-4

Notes to Unaudited Condensed Financial Statements	F-5

Attune RTD

(a development stage company)

Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current Assets
Cash	$1,306	$254,137
Accounts Receivable	-	9,783
Prepaid Expenses	-	2,706

Total Current Assets	1,306	266,626

Property and Equipment, net	85,723	107,210

Other Assets
Software License, net of amortization	80,133	97,725
Deferred Financing Costs	-	1,795
Security Deposit	1,800	1,800

Total Other Assets	81,933	101,320

Total Assets	$168,962	$475,156

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$92,552	$132,323
Accrued Salaries	103,895	120,068
Accrued Expenses	13,839	844
Liability to Guarantee Equity Value	90,980	90,980
Capital lease obligation	1,458	1,932
Convertible note payable-net of discount	77,000	11,377
Current Portion of Long Term Debt	49,791	42,349
Derivative Liability	140,223	121,546

Total Current Liabilities	569,738	521,419

Long Term Liabilities
Long-term debt - less current portion	133,297	152,770

Total Liabilities	703,035	674,189

Commitments and Contingencies (See Note 7)

Stockholders’ Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at September 30, 2012 and December 31, 2011 respectively	16,600	16,600
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized; 32,126,727 and 28,832,396 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	532,781	481,548
Additional Paid-in Capital	3,498,163	3,229,233
Deficit accumulated during development stage	(4,581,617)	(3,926,414)

Total Stockholders’ Equity (Deficit)	(534,073)	(199,033)

Total Liabilities and Stockholders’ Equity (Deficit)	$168,962	$475,156

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Condensed Statements of Operations

 (unaudited)

					Period from July 14, 2007
	Three Months Ended		Nine Months Ended		(Inception of Development Stage)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	to September 30, 2012

Revenues	$375	$9,610	$11,877	$23,325	$59,627
	-
Operating Expenses	-
Advertising and Promotions	30,700	-	30,700	607	124,867
Contributed Services	-	-	-	-	111,781
Depreciation Expense	6,342	6,760	21,488	12,332	48,508
Legal Expense	545	22,696	-	42,893	104,876
Marketing Expense	2,965	4,668	44,575	15,141	223,042
Payroll Expense	63,583	79,081	204,761	254,995	1,232,357
Product Development	-	112,149	-	201,779	371,990
Professional Fees	12,879	16,907	47,118	46,422	315,173
Rent Expense	1,400	4,200	9,800	12,600	79,481
Research and Development	6	-	62	-	15,744
Subcontracted Services	-	-	160	-	158,359

Other Operating Expenses	108,921	87,357	239,657	462,235	1,563,079

Total Operating Expenses	227,341	333,818	598,321	1,049,004	4,349,257

Loss from Operations	(226,966)	(324,208)	(586,444)	(1,025,679)	(4,289,630)

Other income (expense)
Income Tax	-	-	(800)	(1,966)	(3,616)
Gain on asset theft, net	-	-	-	-	29,125
Change in Fair Value-Derivative	13,944	-	6,297	-	(80,819)
Impairment of Patent and Trademarks	-	-	-	-	(62,634)
Interest Expense	(26,753)	(1,783)	(73,506)	(3,674)	(87,040)
Interest Income	-	-	-	-	15,999
(Loss) Gain on Debt conversion, net	(750)	25,000	(750)	25,000	(103,002)

Total Other income (expense)	(13,559)	23,217	(68,759)	19,360	(291,987)

Net Loss	$(240,525)	(300,991)	(655,203)	(1,006,319)	(4,581,617)

Preferred stock dividends	$(5,049)	(5,049)	(15,091)	(15,091)	(105,578)

Net loss applicable to common stock	$(245,574)	$(306,040)	$(670,294)	$(1,021,410)	$(4,687,195)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	29,401,192	28,792,537	29,401,192	25,870,683	31,987,827

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended		Period from July 14, 2007
	September 30,		(Inception of Development Stage)
	2012	2011	to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(655,203)	(1,006,319)	$(4,581,617)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	152,390	230,050	1,089,955
Contributed Capital	-	-	111,781
Depreciation and Amortization	102,829	29,788	156,934
Interest expense on conversion to Class A common stock	-	-	449
Loss (Gain) on conversions of debt to Class A common stock, net	-	(25,000)	147,252
Gain on asset theft, net	-	-	(29,125)
Impairment of Patent and Trademarks	-		62,634
Change in Fair Value-Derivative	(6,297)		80,819
Bad Debt Expense	-		9,000
Gain on Forgiveness of Debt	-		(25,000)

Changes in Assets and Liabilities:

Accounts Receivable	9,783	18,812	(9,000)
Prepaid Expenses	2,706	(4,138)	-
Security Deposit	-	-	(1,800)
Accounts Payable and Accrued Expenses	(42,893)	(159,119)	318,828
Deferred Financing Costs	857		1,562
Liability to Guarantee Value	-	-	35,000

NET CASH USED IN OPERATING ACTIVITIES	(435,828)	(915,926)	(2,632,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(11,500)	(16,320)
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	-	-	(21,254)
Insurance proceeds on asset theft	-	-	30,961
Cash Received for sale of fixed assets	-	-	1,500
Purchase of Software License	-	-	(11,500)

NET CASH USED IN INVESTING ACTIVITIES	-	(11,500)	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	153,000	1,296,251	2,747,616
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	(530)	-	(5,809)
Loan Payable to Principal Stockholder	-	-	60,000
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Borrowings on Debt	52,500		92,500
Principal Payment on Truck Loans	(12,289)	(4,999)	(21,829)
Principal Payments on Software Financing	(9,684)	(13,682)	(29,229)
Cash Paid for Redemption of common Stock	-	(6,134)	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	182,997	1,271,436	2,867,449

NET INCREASE (DECREASE) IN CASH	(252,831)	344,010	1,305

CASH AT BEGINNING OF PERIOD	254,137	35,495	-

CASH AT END OF PERIOD	$1,306	379,505	$1,305

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$73,506	$1,783	$73,728
Income Tax	$800	$800	$1,650

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$15,000	$-	$55,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$-	$-	$175,828
Financing of Software License	$-	$117,270	$117,270
Capitalization of Deferred Financing Costs	$-	$-	$2,500
Capitalization of Derivative Liability	$-	$-	$-
Financing of Truck Purchase	$-	$114,190	$114,190
Conversion of Convertible Note	$8,000	$-	$8,000

The accompanying unaudited notes are an integral part of these Financial Statements

ATTUNE RTD

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through September 30, 2012. To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2012 and December 31, 2011

PROPERTY AND EQUIPMENT

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

Revenues for the nine months ending September 30, 2012 were concentrated solely from one customer.

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

SOFTWARE LICENSE

The Company capitalized its purchase of a software license in March 2011. The license is being amortized over 60 months following the straight-line method and included in Other Assets on the balance sheet in accordance to ASC 350. During the three months ended September 30, 2012, the company recorded $5,864 of amortization expense related to the license.

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

In December 2011, the Company assessed its patents and trademarks and based on uncertainty of future funding and commercialization the Company recognized a loss on its trademark and patents in the amount of $62, 634, the carrying value at the time of impairment.

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $30,700 and $607 for the nine months ended September 30, 2012 and 2011, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the nine months ended September 30, 2012, the Company had a net loss of $655,203; net cash used in operations of $435,828 and was a development stage company with limited revenues. In addition, as of September 30, 2012, the Company had a deficit accumulated during the development stage of, $ 4,581,617.

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

The terms and conditions of the license arrangement that we have in place with our vendor for software is based on a sixty month buyout agreement for a Perpetual License payable in equal consecutive monthly installments in the amount of $5,650. The monthly payment includes interest, a one-time software license fee of $142,669 and associated maintenance fees, “the rider”. This agreement grants Attune the non exclusive, non transferable right to use the specified software in object code form only on its designated servers. The Rider and the installments may not be cancelled. If installments are not made when due, and the default continues for 30 days after notice, the remaining unpaid balance of the One-Time License Fee shall be immediately due and payable. The company may prepay the balance of remaining installments at any time, with an appropriate credit, as determined by IBI, for the future portion of the interest. Maintenance will be provided for the balance of the designated period. Vendor may transfer and assign the Licensee’s payment obligation hereunder. The “Buyout Fee” is subject to adjustment in the event of upgrades. As of September 30, 2012, under the terms and conditions of the agreement, the company is in default on the license agreement. Company contacted both IBI to make them aware of the non-payment situation and an outside contractor to evaluate the software as a result of problems encountered during the programming phase of the BrioWave registration process. As of the date of this filing, IBI has not prevented access to the software and continues to bill company.

A portion of the payments as relating to the one time license fee are capitalized and included in Other Assets on the balance sheet in accordance with ASC 350, whereas the amount due over the course of the license agreement for this one time fee is included as long term debt on the balance sheet (net of discount and current portion). The portion of the monthly installments as relating to maintenance fees are expensed as incurred

4.	CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

On October 2011, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability. The derivative feature of the note taints all existing convertible instruments, specifically the 900,000 warrants (term of 3 years) the company issued on April 2010 with an exercise price of $0.40. As of September 30, 2012, this convertible note is in default under the terms of the note agreement.

On January 5, 2012, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability. The derivative feature of the note taints all existing convertible instruments, specifically the 900,000 warrants (term of 3 years) the company issued on April 2010 with an exercise price of $0.40. As of September 30, 2012, this convertible note is in default under the terms of the note agreement.

On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note into equity. The note was converted in accordance with the conversion terms, therefore, no gain of loss was recognized.

Fair Value Measurements:

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has convertible notes that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2012 and December 31, 2011:

	Fair Value Measurement at September 30, 2012
	Level 1	Level 2	Level 3
Derivative Liability	$-	$-	$140,223

	Fair Value Measurement at December 31, 2011
	Level 1	Level 2	Level 3
Derivative Liability	$-	$-	$121,546

Derivative liability:

As discussed above, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the consolidated statement of operations. As of September 30, 2012 and December 31, 2011, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $140,223 and $121,546, respectively. During the quarter ended September 30, 2012 the Company recognized a gain of $6,297 on the change in fair value of derivative liability and for the year ended December 31, 2011, the Company recognized a loss on change in fair value of derivative liability totaling $87,116.

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2012 and the year ended December 31, 2011:

Balance at December 31, 2011	$121,546
Increase in liability due to debt issuance	$31,748
Derivative loss - Convertible note	$4,694
Conversion of Note	$(6,774)
Derivative gain- Tainted Warrants	$(10,991)

Balance September 30, 2012	$140,223

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes were as follows:

-	The note face amount as of 9/30/12 is $77,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 43.56%).
-	The projected volatility curve for each valuation period was based on the historical volatility of the company;
-	An event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%;
-	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 2.0%; and
-	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

The 3 year warrants with an exercise price of $0.40 and no reset features were valued using the Black Scholes model and the following assumptions: stock price at valuation, $0.10; strike price, $0.40; risk free rate 0.12%; 3 year term; and volatility of 522% resulting in a relative fair value of $78,762 relating to these warrants.

5.	COMMON STOCK

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010. 2011 and for the nine months ended September 30, 2012 included the following:

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

In August 2012, 100,000 shares of Class A common stock were issued for $10,000 cash with a share price of $0.10.

In September 2012, 150,000 shares of Class A common stock were issued for $15,000 cash with a share price of $0.10.

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

In September 2012, 1,163,900 shares of Class A common stock were issued for services provided to the Company with a value of $152,390 at $0.10 per share, based upon the fair value of the common stock on a quoted exchange at the date of grant.

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

Warrant Activity for the Quarter Ended September 30, 2012 is as follows:

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

In September 2012, 150,000 shares of Class A common stock were issued upon conversion of $14,250 of vendor liabilities. The shares were valued at $0.10 per share, based on a contemporaneous cash sales price and the Company recorded a $750 loss on conversion of debt.

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

As of September 30, 2012, 800,000 shares were approved under this plan for issuance by the Board of Directors.

As of September 30, 2012, the balance sheet date, none of the shares under this plan were granted or issued.

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

6.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer. These agreements established a yearly salary for each of $120,000. As of September 30, 2012 and December 31, 2011, the Company owed its officers $114,863 and $242,636, respectively, based on the terms of the agreement.

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

Operating Leases

The company currently leases office space. The monthly cost of the lease is approximately $1,400. The original lease agreement expired on September 30th, 2011. Company management executed a Lease Modification and Extension Agreement dated March 15th, 2010, reducing the monthly lease payment from $1,783.19 to $1,400.00 per month, extending the lease term for an additional one year commencing October 1, 2010 and ending on September 30, 2011. On August 17, 2011, the lease was extended for a period of one year beginning on October 1, 2011 and ending on September 30, 2012. With the extension, the Company has the option to extend the lease for one more 24 month period commencing in 2012, but will negotiate rent at a market rate agreed to by lessor and lessee. On or about October 22, 2012, company management notified lessor that it would not be renewing or renegotiating the lease. Company management has been working with the Coachella Valley Economic Partnership (CVEP), and is planning to relocate its facilities to a larger location once occupational permits are issued on or about January 2013.

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

On September 25, 2011, the company received Notice of Chapter 7 Bankruptcy Case filed personally by vendor. Company is discussing with counsel the filing of an adversary proceeding to be filed on or before December 5th, 2011. Additionally, company is currently contemplating litigation with counsel for legal remedies to obtain the return of the unearned stock certificate and compensation for Attune’s alleged damages resulting from vendors failure to perform and subsequent repudiation of the contract, including the companies lost opportunity costs. Should company pursue litigation against vendor these costs will need to be established by an economic expert. Vendor could conceivably pursue litigation against the company for the $18,818, however the Company believes this is not probable and therefore a contingent liability is not warranted.

On August 28, 2012, the Company was notified by one of its vendors that legal proceedings were to commence by the vendor for lack of payment. The amount in question was approximately $5,018. As of September 30, 2012 the company has accrued approximately $5,018 as the amount the invoice will be settled for.

7.	RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011, the Company owed its officers $103,895 and $120,068, respectively, based on the terms of their employment agreements.

In the quarter ended September 30, 2012, the Company borrowed $10,000 from its Corporate Secretary. The loan is non interest bearing and does not have a due date.

8.	SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 13, 2012 (the issuance date of the Company’s financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements.

On or about October 18, 2012, company management received the fifth and final generation of BrioWave Enclosures that will be used to house the first fifty printed circuit boards coming off the production line from our vendor in Milwaukee, Wisconsin that will be assembled and packed at our facilities in California for commercial resale.

The company has finalized two sku’s for its BrioWave Technology. The first sku is a BrioWave controller that is packaged without the dipole antennas and wireless communication module. This version is wifi upgradable at additional cost, and includes the zigbee smart meter socket built-in. The second sku is a smart meter capable BrioWave controller that comes fully equipped with a dipole antennae system and the wireless module to be able to communicate through a residential home router and to the companies server accessing value added functionality that allows for remote monitoring and other functionality such as firmware updates over the net that will be available for a nominal licensing fee which allows the company a greater share of pocket, possible marketing revenue, customer stickiness and annual recurring revenue from licensing.

The company is in the process of negotiating a vendor agreement with a large commercial vendor that has 670 retail locations throughout the United States. Company management met with vendor on November 13, 2012 at 10:20 am in Phoenix Arizona. Company management discussed plans to install one of its BrioWave Controllers at a yet to be determined location directed by vendor. Vendor indicated an interest in moving forward and continuing discussions surrounding the sale of company’s BrioWave technology. At the conclusion of the meeting it was discussed that management and vendor would agree to further collaboration and discussion surrounding marketing and planning activities as well as discussion surrounding activities setting up a test market in the Grapevine or Plano area of Texas to test consumer demand and extrapolate information related to forecasts.

Company management continues to work with a vendor in the state of Texas. Negotiations are ongoing and continue around the development of a marketing or commissioned based sales program involving the sale of its BrioWave technology.

BrioWave technology has been installed and operating in the states of Arizona, Texas and California delivering savings as high as 68% controlling dual and single speed motor technology. Company management is currently working with engineers on software that will allow BrioWave technology to control variable speed motor technology.

The companies BrioWave technology will be on display at the Home Show with one of its vendors, Desert Electric Supply from November 16th through the 18th at the Palm Springs Convention Center. Desert Electric Supply has multiple resale locations throughout the Coachella Valley.

Company management is aggressively seeking three hundred and twenty five thousand dollars in capital to produce the first complete commercially packaged BrioWave devices and three hundred twenty five thousand dollars to cover immediate operational expenses over the next ninety days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue. For the quarters ended September 30, 2012 and 2011, the company had limited revenues in 2012 of $375 and $9,610 for the same period in 2011. The Company is in the development stage and the Company has been involved in locating customers to carry and market the products in both the Texas and California markets.

Gross Profit. Since the company has yet to record and or achieve any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $227,341 for the three months ended September 30, 2012, compared to $333,818 for the same period in 2011 a decrease of approximately 32%. This decrease was primarily caused by decreased operating expenses related to the Company moving towards finalizing the first of its products and moving into field testing. Of this decrease, $22,151 was related to reduced legal fees, $33,500 of this decrease was related to lower consulting costs. Provision for Income Taxes. Our income taxes for the three months ended September 30, 2012 were $0, compared to $0 for the same period in 2011. We did not incur any federal tax liability for the three months ended September 30, 2012 and 2011 because we incurred operating losses in these periods.

Net Earnings. We generated net losses of approximately $240,525 for the three months ended September 30, 2012 compared to approximately $300,991 for the same period in 2011, a decrease of 15.4%.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue. For both nine months ended September 30, 2012 and 2011, the company has had limited revenues. The Company is in the development stage and for the first nine months of 2012 had revenues of $11,877 from one customer, while for the same period in 2011 had revenues of $23,325.

Gross Profit. Since the company has yet to record any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $598,318 for the nine months ended September 30, 2012, compared to $1,049,004 for the same period in 2011, a decrease of approximately 43.1%. This decrease was primarily caused by decreased operating expenses related to the Company moving towards marketing the first of its products upon completion of field testing. Of this decrease, $279,255 is related solely to consulting and another $228,000 in product development costs were eliminated in the nine months ended September 30, 2012. Legal fees were also significantly lower in 2012, by approximately $46,000.

Provision for Income Taxes. Our income taxes for the nine months ended September 31, 2012 were $800, compared to $1,966 for the same period in 2011. We did not incur any federal tax liability for the nine months ended September 30, 2012 and 2011 because we incurred operating losses in these periods. The income tax relates solely to the minimum tax due to the State of California.

5

Net Earnings (Loss). We generated net losses of approximately $655,203 for the nine months ended September 30, 2012 compared to approximately $1,006,319 for the same period in 2011, a decrease of 53.6%.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash of $1,306. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $435,828 for the nine months ended September 30, 2012, and we used cash in operations of approximately $915,926 for the same period in 2011. The principal elements of cash flow from operations for the nine months ended September 30, 2011 included a net loss of $655,203 offset by; depreciation and amortization expense of $102,829, and stock-based expenses of $152,390.

Cash used in investing activities during the nine months ended September 30, 2012 was $0 compared to $11,500 during the same period in 2011.

Cash received in our financing activities was $182,997 for the nine months ended September 30, 2012, compared to cash received of approximately $1,271,436 during the same period in 2011

As of September 30, 2012, current liabilities exceeded current assets by 436 times or $568,432, compared to September 30 2011, where current assets exceeded current liabilities by 03 times or by $12,492. Current assets decreased approximately 1000% from $266,626 at December 31, 2011 to $1,306 at September 30, 2012 while current liabilities increased 4.6% to $569,738 at September 30, 2012 from $521,419 at December 31, 2011.

Currently, the Company has insufficient capital to meet its current cash needs. The Company will continue to seek additional capital and long term debt financing to attempt to provide working capital to meets its operating requirements. The Company is currently making a private placement of its stock to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to sustain monthly operations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2011. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

6

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2012.

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

7

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTUNE RTD
(Name of Registrant)

Date: November 19, 2012	By:	/s/ Shawn Davis
	Name:	Shawn Davis
	Title:	Chairman and Chief Executive Officer

9

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.

10