Form 10-K
period 2012-12-31
ATTUNE RTD
filed 2013-04-08
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-147247

  Attune RTD

  (Exact name of registrant as specified in its charter)

Nevada	32-0212241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3111 Tahquitz Canyon Way Palm Springs, CA	92263
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 333-3842

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,678,870.

The number of shares outstanding of the registrant’s common stock, as of April 5, 2013, was 39,450,349.

PART IV	22

SIGNATURES	25

EX-3.4 (EXHIBIT 3.4)

EX-3.5 (EXHIBIT 3.5)

EX-3.6 (EXHIBIT 3.6)

EX-3.9 (EXHIBIT 3.9)

EX-10.7 (EXHIBIT 10.7)

EX-10.8 (EXHIBIT 10.8)

EX-10.9 (EXHIBIT 10.9)

EX-21.1 (EXHIBIT 21.1)

EX-31.1 (EXHIBIT 31.1)

EX-31.2 (EXHIBIT 31.2)

EX-32.1 (EXHIBIT 32.1)

EX-32.2 (EXHIBIT 32.2)

PART I

ITEM 1. BUSINESS

Company Overview

Organization

ATTUNE RTD is a Nevada corporation which was originally incorporated as Catalyst Set Corporation on December 19, 2001 and changed its name in September 2007 to Interfacing Technologies, Inc. and again changed to our current name in March 2008.

We maintain our principal place of business and corporate headquarters at 3111 Tahquitz Canyon Way, Palm Springs, CA 92263. Our phone numbers are: (760) 333-3842 and (760) 406-1146. Our corporate website is www.attunertd.com. Our product website is www.briowave.net. Nothing on our website is part of this registration statement.

Business

ATTUNE RTD uses its patented-pending, proprietary technology in products designed to promote energy conservation and save costs for owners of swimming pools. It is also designed to prevent potential costly maintenance problems from occurring in swimming pool filtration systems.

We currently have two models of our product, the “BrioWave 175p” and “BrioWave 175w”, and an interactive Graphical User Interface (GUI). Development of the BrioWave325p has been put on hold to conserve company resources.

When ready, the “BrioWave 325p” will be designed to conserve energy and reduce costs through an electrical control center with timing mechanisms linking the pool owner’s air conditioning/heating, or HVAC, unit and the pool circulation and filtration system. It coordinates the timing of operation of the HVAC unit and the pool circulation and filtration system. The device is also designed to reduce potential costly swimming pool maintenance problems by monitoring pressure in a swimming pool’s filtration system. The BrioWave 325p is designed with all of the functionality of the BrioWave 175p; however, the BrioWave 325p is designed to monitor pressure in the swimming pools filtration system and react to overpressure conditions by reading from a pressure switch that must be installed in line on the filtration system plumbing lines and wired to a feature on the BrioWave 325p controller. When an over pressure condition exists, a signal is sent to the automatic in line valve controls, which are not included and plumbed in line and powered separately, to rotate one hundred and eighty degrees to reverse the flow of water in the filtration system to clear dirt or debris from the filter, which are ejected into a small holding tank which must be purchased separately. The device is Wi-Fi enabled allowing it to communicate directly to the newly developed globally implemented smart meter that allows the utilities to measure energy inflow and outflows during time of use, allowing for integration within the utilities newly developed smart grid infrastructure. The Graphical User Interface is a server based software platform that allows users of both BrioWave control units to access, control, change and view BrioWave parameters from remote locations. The Graphical User Interface (GUI) was launched on November 28, 2010. Modifications to the Graphical User Interface continue, and the company has developed a strategic partnership with a vendor to develop the Business Intelligence platform module for the GUI. Work on the Business Intelligence software platform completed in December 2011. The Graphical User Interface and Business Intelligence Information systems software modules will be available to BrioWave consumers through an annual license fee.

The “BrioWave 175p” model does not contain the pressure monitoring/automatic backwash system or WI-FI capability.

The BrioWave 175w contains a wireless module that allows the device to connect to the company’s server for dashboard reporting, two way communications functionality, and other value added functionality.

The BrioWave 175p is complete and ready for resale. Finished units were delivered to the company in January 2013 for final inspection. The company refused to sign off on the devices due to a minor firmware error that was related to a queuing issue when initially programming the device through its touch membrane. On February 18, 2013, company management was notified by its vendor that the issue had been resolved and that the first of the remaining forty five devices would begin being delivered by the end of March. The first four units were received from our vendor on March 27, 2013 and delivered to a reseller for sale. The BrioWave 175w is the wireless enabled version of our Smart Energy Management Controller, and is near completion. The company estimates it will need an additional $250,000 in capital and approximately sixty days engineering development time to complete the graphical user interface that communicates through software on our server to the wireless enabled device. The programming portion of the interface allowing parameters to be changed is complete; with the majority of work, remaining confined to dashboard development, images branding and skinning and the development of backend tools for demand curtailment. The wireless version relies on software the company purchased from its vendor, but has been unable to make payments, and is in default. The vendor has not prevented us from using the software as of the date of this filing.

On November 28, 2010, developmental units with wireless capability were delivered to Texas Energy Retail in a pilot program. Production of the BrioWave 175p has been delayed until such time the company is able to raise the required $350,000 to build completed units for resale, or until such time it can negotiate a structured financing agreement with its vendor. Current pricing is contingent upon producing one thousand circuit boards and one thousand five hundred complete enclosures. Our vendor has indicated that they will need approximately twelve to sixteen weeks from the time they receive capital to produce BrioWave printed circuit board technology, which includes lead time to order components, prepare space in their facility for production, and begin delivering units at the end of that time frame. Our vendor has also indicated that up to two hundred additional devices can be delivered every four weeks thereafter. BrioWave technology utilizes commoditized components and prices are subject to demand and availability.

Based on current one thousand unit volume pricing, we estimate initially we will need to sell 4,900 units of the BrioWave 175p and 3,100 units of the BrioWave 175w along with 3,100 subscriptions of the company’s wireless interface to meet current selling, general and administrative expenses. Management believes that as sales increase and production volumes increase, product costs will decrease.

On a go forward basis, the Company is seeking additional financing through equity private placements. On March 28, 2011, the company entered into a Private Placement Agreement with Beacon Global, LLC to provide the company up to Four Million Three Hundred and Seventy Five thousand dollars in capital financing. On August 29, 2011 when the agreement terminated, Beacon Global, LLC purchased a total of Three Million Two Hundred Fifty Nine Thousand Three Hundred and Seventy Five Shares of Restricted Class A Common Stock in exchange for One Million Two Hundred Forty Three Thousand Seven Hundred and Fifty Dollars. In 2011, the company had initially determined that it would need approximately $4.3 million in funding to meet all of its planned obligations to fund product development expenditures, meet current selling, general and administrative expenses, future expenses, purchase technology equipment and hire new sales staff necessary to implement and roll out its business strategy over the next 18-24 months. The company was able to raise $1,243,750 of this amount in a private placement with Beacon Global Group. From August 29, 2011 through today’s date, the company continues to incur debt and relies on outside sources to fund its business operations and will continue to do so until such time, if ever, it is self reliant on its own revenue generating activities. The company continues to seek $4,100,000 in capital financing for inventory, operations and marketing expenses over the next two years. This funding is not required to be funded all at once, as the business can continue to operate and meet its current administrative and software development expenses on a limited basis requiring $1,400,500 over the next 12 months or until full funding occurs. Our lack of capital has resulted in the delay of the company launching its BrioWave 175p technology which was scheduled for launch by end of June 2012.

If we secure all of this funding, we will be able to create an inventory of 4,720 BrioWave 175p units, hire various sales representatives, implement the company’s marketing communication strategy which includes television, print and digital marketing communications, complete the business intelligence software module, complete development on the BrioWave 325p.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

On September 30, 2012, the companies leased office space located at 3700 E. Tahquitz Drive, Suite 117, Palm Springs, CA 92262 expired. Our corporate headquarters, including our principal administrative, marketing, technical support, and research and development departments, are presently located in Palm Springs, CA, in office and warehouse provided by the Coachella Valley Economic Partnerships (CVEP) iHub division. The company has been assigned two offices and one area suitable for assembling our technology, but has not yet moved in. Management believes it will occupy the space by the end of March.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings. From time to time, we have been party to litigation matters arising in connection with the normal course of our business, none of which has or is expected to have a material adverse effect on us.

ITEM 4. MINE SAFETY

Not applicable.

PART II

ITEM 5. STOCKHOLDER MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board, under the symbol “AURT”. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. The last reported sale price of our common stock as reported by the Bulletin Board October 26, 2012 was $0.10 per share. As of March 29, 2013, there were approximately 331 holders of record. The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter Ended	Bid Prices
		High	Low
		($)	($)

2012	March 2012	$.51	$.51
	June 2012	$.01	$.01
	September 2012	$.20	$.20
	December 2012	$.06	$.05
2011	March 2011	$.51	$.51
	June 2011	$.10	$.10
	September 2011	$.20	$.20
	December 2011	$.06	$.05

(1) We began trading on the Bulletin Board on July 26, 2010.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

The Class B Participating Cumulative Preferred Super-voting Stock owned by certain of our officers and directors pays a cumulative dividend at 6%. For the years ended December 31, 2012, 2011, 2010 and 2009, the board of directors did not declare any dividends and dividends will not be declared until we have sufficient cash from profits to do so. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2012 was $110,737.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder, as described below.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Investor	January 4, 2010 through March 26, 2010	399,716 Class A Common Shares	Investment

Trade Creditor	January 4, 2010 through March 15, 2010	181,000 shares of common stock	Payment in lieu of cash
Trade Creditors	June 7, 2010, through June 21, 2010	755,485 shares of common stock	Payment in lieu of cash

Investor	April 5, 2010 through June 1, 2010	553,185 shares of common stock	Investment

Investor	July 30, 2010 through September 22, 2010	530,181 shares of common stock	Investment

Investor	October 4, 2010 through December 23, 2010	664,041 shares of common stock	Investment

Trade Creditor	December 31, 2010	81,764 share of common stock	Payment in lieu of cash

Investor	February 2, 2011 through March 30, 2011	939,000 Class A Common Shares	Investment

Investor	April 12, 2011 through May 16, 2011	5,273,750 Class A Common Shares	Investment

Trade Creditors	June 28, 2011	815,000 Class A Common Shares	Payment for services in lieu of cash

Investor	July 5, 2011 through September 20, 2011	17,000 Class A Common Shares	Investment

Trade Creditor	August 20, 2011	50,000 Class A Common Shares	Payment in lieu of cash

Investor	October 1, 2011 through November 7, 2011	120,000 Class A Common Shares	Investment

Trade Creditor	November 18, 2011	100,000 Class A Common Shares	Payment in lieu of cash

Investor	March 23, 2012	50,000 Class A Common Shares	Investment

Trade Creditors	March 31, 2012	125,000 Class A Common Shares	Payment for services in lieu of cash

Investor	April 9, 2012 through June 1, 2012	1,230,000 Class A Common Shares	Investment

Trade Creditors	April 15, 2012	150,000 Class A Common Shares	Payment for services in lieu of cash

Trade Creditors	June 30, 2012	125,000 Class A Common Shares	Payment for services in lieu of cash

Investor	May 16, 2012	137,931 Class A Common Shares	Conversion of note payable into stock

Investor	August 15, 2012 through September 1, 2012	250,000 Class A Common Shares	Investment

Trade Creditors	July 1, 2012 through September 30, 2012	1,013,900 Class A Common Shares	Payment for services in lieu of cash

Trade Creditors	December 31, 2012	125,000 Class A Common Shares	Payment for services in lieu of cash

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

ATTUNE RTD uses its patented-pending, proprietary technology in products designed to promote energy conservation and save cost for owners of swimming pools. It is also designed to prevent potential costly maintenance problems from occurring in swimming pool filtration systems.

During 2012, we accomplished significant milestones, including:

●	In 2012, we raised $153,000 in equity to continue our operations.

●	The company completed major enhancements to its corporate web site.

●	We successfully completed a pilot program with TXU Energy Retail and the company was asked to commercialize the technology prior to purchasing.

●	The company successfully completed phase one generation 4, the commercial version of its BrioWave Technology.

●	The company presented to the Palm Springs, CA Sustainability Commission for the purposes of endorsing the technology and participating in a pilot program.

●	The company began negotiating with FigTree, for the purpose of having its BrioWave Technology approved for energy efficient rebates issued under the California PACE financing program.

●	The company is in the process of establishing sales channels and has approved three resellers that were added to the corporate web site.

●	The company is negotiating with a mid size local distributor for the purpose of reselling BrioWave technology.

●	The company met with executive management from Imperial Irrigation District for the purposes of negotiating the feasibility of a pilot program.

●	Imperial Irrigation District hosted a meeting with representatives from the following utility companies,; City of Azusa, Anaheim Public Utilities Dept, City of Banning, Burbank Water & Power, City of Colton, Glendale Water & Power, Los Angeles Dept of Water & Power, Riverside Public Utilities, Pasadena Water & Power, Vernon Light & Power and Southern California Public Power Authority for the purpose of presenting the BrioWave solution and negotiating the feasibility of a pilot program.

●	The company showcased its BrioWave technology at the Western Pool and Spa show in Long Beach, CA.

●	The company completed and launched the www.briowave.net product website.

●	The Company had a meeting with Oncor Energy in Houston, TX.

●	Management continued monitoring a vendor’s device in Dallas, TX.

●	The company installed 3 devices in Yucaipa, CA.

●	The company installed a device in San Marino, CA.

●	The company installed a device for a vendor in Lake Havasu, AZ.

●	The company sold a device to a customer in Palm Desert, CA

●	The company Installed of device for a vendor in Indio, CA

●	The company pre-sold 20 devices to a vendor

●	Company management met with Leslie’s Pool at their corporate offices in Phoenix, AZ

●	The company development of code/firmware with MEC Innovation.

●	One of the company’s vendor’s sold a device to one of their customers in Los Angeles, CA.

●	The company opened discussions with its vendor pertaining to payment terms that could be more favorable to the company and help facilitate the procurement of finished printed circuit boards for resale. The outcome of those negotiations is pending, but should become known on or before April 5, 2013

●	The company received its first shipment of four BrioWave Smart Energy Management Controllers that were delivered to its vendor on March 28, 2013.

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

Stock Based Compensation

We adopted ASC 718-20-10, Share Based Payment which establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05 Goodwill and Other Intangible Assets and the Impairment or Disposal of Long-lived Assets, we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

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

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation and amortization policies on property and equipment and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB codification regarding the required tax asset benefit computations for net operating losses carry forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held and used by Attune RTD are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. Attune RTD recognize impairment losses of $74,269 and $62,634 on the impairment of patent, trademarks and software assets during 2012 and 2011, respectively.

New Accounting Pronouncements

See Note 1 to our financial statements included in this report for discussion of recent accounting pronouncements.

Results of Operations

We are still a development stage company with limited revenues. During the fourth quarter 2012, the company did not record any revenues. However, for the calendar year the company recorded $1,877 in revenues.

Revenue:

Our revenue for the year ended December 31, 2012 decreased 92% to $1,877 from $23,325 for the year ended December 31, 2011. The decrease was primarily caused by the company focusing on commercializing its first product for use in the Texas and Southern California markets.

In the future, we expect our revenues to grow as we are able to launch our products to the market place.

Operating Expenses:

During the year ended December 31, 2012 our operating expenses decreased by approximately $536,856, a decrease of 61% over the year ended December 31, 2011. $391,704 of this decrease related to general and administrative expense. Majority of the balance relates to decrease in legal expense and compensation.

Advertising expense primarily consists of expenses related to design, print, and promotion of future products. The Advertising expense for the year ended December 31, 2012 increased to $36,700 from $607 on December 31, 2011. The net loss for the year ended December 31, 2012 was $953,445 loss per share basic and diluted was $0.03.

Liquidity and Capital Resources

In 2012, we used $434,260 in cash for operations. The cash used consisted of our net loss $953,445 offset by items including stock granted for services of $200,890, the impairment of our software for $74,269, and the recognition of our derivative liability of ($38,946).

In 2012, we were provided $190,123 of cash in financing activities including $153,000 received from the sale of common stock, and $55,684 in loans.

In 2012, we had a working capital deficit of $731,606, which consisted of $124,217 in account payable, $181,538 in accrued salaries, a convertible note payable of $120,304, debt due to related party of $10,184, derivative liability of $110,828 and other accrued liabilities of $184,535

To remain operational through the next 12 months, we will need to improve our cash flows. To accomplish this, our management has been focused on raising additional capital, developing distributors to resell BrioWave technology, and launching the first of its products into the marketplace. If we are unable to improve our cash flow, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. Any equity financing may be dilutive to our existing shareholders. If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational over the next 12 months.

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

We are a development stage company. We have generated no significant revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. In total, the business needs approximately $4,375,000 to fully implement our business plan. At December 31, 2012 we had a bank overdaft of approximately $1,000. We have no agreement, commitment or understanding to secure any such funding from any other source. There is uncertainty regarding our ability to implement our business plan without additional financing. We have a history of operating losses, limited funds and no agreements, commitments or understandings. Our future success is dependent upon our ability to commence selling our products, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to commence selling our product, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our ability to continue in business and implement our business plan.

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

Our Brio Wave products may contain undetected errors or defects, especially when first introduced. For example, components in our Brio Wave products may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver components with errors or defects, or if there is a perception that our components contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. Similarly, if we deliver components with errors or defects, or if there is a perception that such components contain errors or defects, our credibility and the market acceptance and sales of our Brio Wave products could be harmed. Furthermore, widespread product failures may damage our market reputation, reduce our market share, and cause sales to decline.

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

We endeavor to comply with all law and regulation regarding intellectual property law, manufacturing process law and regulation, however, in many cases it is our supplier that must comply with such regulations and laws. Although we make efforts to ensure that products sourced from third parties comply with required regulation and law and that the operation of our suppliers do as well, our business could suffer if a supplier was, or suppliers were, found to be non compliant with regulation and law in our, our customers’ or our suppliers’ jurisdictions.

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

We rely on one patent, Patent No US 7,777,366 B2, issued by the USPTO on August 17, 2010, copyright, trademark and trade secret laws, proprietary rights agreements, and non-disclosure agreements to protect our intellectual properties. We cannot give any assurance that these measures will prove to be effective in protecting our intellectual properties. We also cannot give any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may ultimately hold by developing products which closely emulate but do not infringe our patents. We can give no assurance that we will be able to successfully defend our patents if and when received and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give any assurance that we will not be required to defend against litigation involving the patents if and when received or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 58.68% of our outstanding common stock and 100% or all 1,000,000 authorized shares of our Class B preferred stock which has 100 votes per share. As the Class B preferred stock votes with common stock, these individuals collectively hold 93.21% of the voting rights of our company. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring, or preventing a change in control of our company that you might view favorably.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2012 using the criteria established in ” Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2012, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of December 31, 2012, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position(s)

Shawn Davis	43	Chief Executive Officer/Director

Thomas Bianco	48	Chief Financial Officer/Treasurer/Director

Timothy Smith	74	Secretary

Raymond Kwok Cheung Tai	62	Foreign Operations Officer

Huiyou Zhu	52	Chief Technology Officer

The principal occupations for each of our current executive officers and directors are as follows:

Shawn Davis, Co- founder, joined us in June 2007 as Chief Executive Officer and Director. From June 2007 to present, Mr. Davis has been the C.E.O of Attune RTD. From 1995 to present, owner of S.D. Electric. From March 2005 to 2007, worked for Davis Companies as V.P. of Operations. From 1998 to 2002, employed by El Monte Unified High School District as a school teacher. In 1997 earned a B.S. in Business from Azusa Pacific University. In 1995 obtained a C-10 Electrical Contractors License. In 2009 obtained a certificate from “Boots on the Roof” as a certified photovoltaic installer.

Thomas Bianco, Co-founder, joined us in June 2007 as Treasurer, C.F.O, and Director. From June 1994 through October 2011, he was the sole proprietor of Bianco & Son Fine Jewelry & Collectables a retail jewelry store. Mr. Bianco is the principal managing member of “Pawnshield”, an ecommerce store. Mr. Bianco holds a Gemologist Degree received from the Gemological Institute of America issued in December of 1994. In December 2005, he received a Bachelor Degree in Business Science (BSB/M) from University Phoenix. In May 2007, he received a Masters Degree in Business Administration (MBA) from Colorado State University.

Paul Davis joined us in June 2007 as Vice President and Director. From 2002 to 2012, he was Senior Field Supervisor for Davis Companies, Inc., a general contracting business specializing in property management and medium sized construction projects. Mr. Davis was a director until he passed away July 7th, 2012.

Timothy Smith joined us in June 2007 as Secretary. From 1966 to date, he has been an Engineer, in the Quotation Department for National Technical Systems, which specializes in engineering, testing, and evaluation, certification servicing and technical resources.

Steve Bailey joined us in June 2007 as Operations Officer and has been inactive in company operations. From 2007 to date, he has been president and CEO of American Patriot Building Contractors. From 2006 to 2007, he was Vice President of Operations for Davis Companies, Inc. From 2004 to 2006, he was Director of Human Resources for Stronghold Engineering, Inc. From 2002 to 2006, he was Project Manager for Stronghold Engineering, Inc. He received a Doctorate in Education from Pepperdine University in 2002, a Master’s Degree in Education from California State University, San Bernardino in 1994 and a Bachelor’s Degree in Business from University of Redlands in 1992.

Shawn Steib joined us in June 2007 as Executive Technical Officer and has been inactive in company operations. From July 2000 to December 2005, he was a Tile Setter at Peterson Tile Inc. From December 2005 to March 2007, he was Vice President of Davis Companies, Inc. From March 2007 to date, he has been Vice President of Operations at American Patriot, an organization specializing in general construction of small to medium sized construction projects.

Raymond Kwok Cheung Tai joined us in July 2007 and became the Foreign Operations Officer. From April 1989 to date, he has worked at Aqua Lung American Inc., as the Design and Development Manager. Aqua Lung America specializes in the design and manufacture of diving equipment. Mr. Tai had a personal bankruptcy under Chapter 13 which was discharged in October 2005.

Huiyou Zhu was initially engaged by the company in the capacity of consultant on January 30, 2011 to provide software engineering and technical assistance on a pilot project ongoing in the state of Texas prior to accepting the key position of Chief Technology Officer. Mr. Zhu’s software engineering abilities in wireless networking and overseas experience in manufacturing and product development will be key assets to the company required to advance the technology and grow the company as we prepare to launch the technology. Mr. Zhu is a solution specialist that brings over 18 years of product development and multidisciplinary skills acquired from past engagements with renowned companies such as Motorola, Bank of America, McAfee, Panasonic, AMD, Webex Communications, and ABB. Mr. Zhu specializes in embedded system development and high performance server and system development. Mr Zhu has a B.S. in Computer Science from Shanghai Jiao Tong University and an M.S. in Computer Science from Illinois Institute of Technology.

Family Relationships among Officers and or Directors

Timothy Smith, Secretary, is Shawn Davis’ father-in-law. Steve Bailey is Shawn Steib’s father-in-law.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The code of ethics is also posted on the company’s web site at www.attunertd.com under the “Investor Relations” tab, located in the “Corporate Information” section, entitled, “Code of Ethics for Senior Executives and Financial Officers”. The request for a copy can be made in writing to Attune RTD, 3111 Tahquitz Canyon Way, Palm Springs, CA, 92263 Attention: Thomas Bianco or Shawn Davis.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Attune RTD, 3111 Tahquitz Canyon Way, Palm Springs, CA, 92263, Attention: Thomas Bianco or Shawn Davis. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Board Diversity

While we do not have a formal policy on diversity, our Board considers as one of the factors the diversity of the composition of our Board and the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Although there are many other factors, the Committee seeks to attract individuals with knowledge of Internet marketing, engineering, manufacturing, supply chain management and corporate finance.

Section 16(a) of the Securities and Exchange Act of 1934

Section 16 (a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe none of our Reporting Persons complied with all applicable reporting requirements as of December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our Chief Executive Officer and the two other executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, who we refer to as our Named Executive Officers.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Total
(a)	(b)	($)(c)	($)(e)(1)	($)(f)(1)	($)(j)
Shawn Davis	2012	120,000			120,000
Chief Executive Officer

Thomas Bianco	2012	120,000			120,000
Chief Financial Officer and Treasurer

Employment Agreements

On March 26, 2008, the Company established two employment arrangements by resolution of the Board of Directors with Shawn Davis, our chief executive officer, and Thomas Bianco, our chief financial officer. These arrangements established a yearly salary for each of $120,000. Because the employees have been, and are currently, employed by the company in critical managerial positions, the company believes it to be in their best interests to provide both Employees with certain severance protections and accelerated option vesting in certain circumstances. Effective December 3, 2012 through December 31, 2016, the company established two new “Employment Agreements” and two new “Severance Agreements” by resolution of the board of directors with Mr. Davis, our Chief Executive Officer, and Mr. Bianco, our Chief Financial Officer. The “Employment Agreements” establish a yearly base salary of $185,000 for each, and are governed by separate “Severance Agreements”. The “Employee Agreements” allow for employee benefits of medical and dental insurance, life insurance, disability insurance, sick pay, paid leave, retirement, annual bonus and other benefits when the company is financially able to provide for them or as determined by the Board of Directors.

The “Severance Agreements” provide for aggregate severance amounts equal to 300% of the Employee’s annual base salary in effect as of the date of such termination. In addition to the Severance Amount, the company shall provide Employees with full medical, dental, and vision benefits through the third full year following the date of Employees termination. Company agrees that Employee shall have one year from the Employee’s termination date in which to exercise all options that are vested as of the date upon which Employee’s employment was terminated, subject to any trading window requirements or other restrictions imposed under the Company’s insider trading policy. The Severance Agreements state that if during the period of time during which Employee is employed by the Company a Change of Control occurs, 100% of the unvested portion of all options held by Employee as of the date of Change of Control Event shall be deemed vested and Employee shall be entitled to exercise such options. The company agrees that if the payments are deemed “Golden Parachute” payments under the Internal Revenue Code of 1984 and the employees are obligated to pay an excise tax, the company shall reimburse the Employees in full for both the amount of the excise tax, or ordinary income taxes owed in connection with the payment.

As of December 31, 2012, the Company owed its officers $181,538 based on the terms of the agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our common stock beneficially owned as of March 26, 2013 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers, and (iv) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned (1)	Percent (1)

Directors and Executive Officers:

Common Stock	(1)(2)(3) Shawn Davis	9,039,281	22.91%

Common Stock	(1)(2)(3) Thomas Bianco	9,039,281	22.91%

Common Stock	(1) Raymond Tai	3,145,714	7.97%

Common Stock	(1)(2) Timothy Smith	500,000	1.27%

Common Stock	(1) Steve Bailey	500,000	1.27%

Common Stock	(1) Shawn Steib	400,000	1.01%

Common Stock	(1) Huiyou Zhu	525,000	1.33%

	All executive officers and directors as a group (7 persons)	23,149,276	58.68%

5% Shareholders:

Common Stock	(1) Beacon Global, LLC	3,259,375	8.26%

———————

*	Less than 1% of Common Stock

(1)	Applicable percentages are based on 39,450,349 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	An executive officer

(3)	A director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We owe each of Shawn Davis and Thomas Bianco $90,769, respectively, for accrued compensation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On January 10, 2013, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements for the years ended December 31, 2012 and 2011 respectively. As of December 31, 2012 there were no Audit fees billed by M&K. Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two years are presented below. Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	2012	2011
	($)	($)
M&K CPAs, PLCC
Audit Fees (1)	24,250	18,500

Tax Fees
All Other Fees

———————

(1)	Audit fees – these fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.

Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors. The Board approves the engagement letter with respect to audit, tax, review services, and other services.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
3.1	Amendment to the Articles of Incorporation

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
3	Articles of Incorporation	S-1	12/8/2009	1
	First Amendment to Articles of Incorporation			2
10	Shareholder Loan Documents
3	By-Laws of Attune RTD	S-1/A	2/11/2010	4
3	Name Change Amendment to Articles			5
3	Name Change Amendment to Article	S-1/A	3/29/2010	5
10	Property Lease			2
10	Form of employee proprietary rights agreement			4
10	Promissory Note – Davis	S-1/A	4/26/2010	5
10	Promissory Note - Bianco			6
3.1	Second Amendment to Articles of Incorporation		3/15/2013	7	X
10.1	Agreement with Itron	8-K	9/20/2010
10.3	Letter of Intent
99.1	Press Release

Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)	the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)	the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)	the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)	facts may have changed since the date of the agreements; and

(v)	only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Attune RD Holdings, Inc., 3111 Tahquitz Canyon Way, Palm Springs, CA 92263, Attention: Thomas Bianco.

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

Signature	Title	Date

/s/ Thomas Bianco	Chief Financial Officer	April 8, 2013
(Principal Financial Offer and Chief Accounting Officer) and Director

/s/ Shawn Davis	Chairman (Director) and Chief Executive Officer	April 8, 2013

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATTUNE RTD

(A Development Stage Company)

We have audited the accompanying balance sheets of ATTUNE RTD (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements for the period from inception (July 14, 2007) to December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ATTUNE RTD as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Attune RTD will continue as a going concern. As discussed in Note 2 to the financial statements, Attune RTD for the years ended December 31, 2012 and 2011 has suffered a net loss of $953,445 and $1,379,285, respectively, and a net cash used in operations of $434,260, and was a development stage company with little revenue. In addition, as of December 31, 2012 the company had a working capital deficit of $731,606 and an accumulated deficit of $4,879,859. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 5, 2013

Attune RTD

(a development stage company)

Balance Sheets

	December 31, 2012	December 31, 2011
Assets

Current Assets
Cash	$-	$254,137
Accounts Receivable, net	-	9,783
Prepaid Expenses	-	2,706

Total Current Assets	-	266,626

Property and Equipment, net	78,497	107,211

Other Assets

Deferred Financing Costs	-	1,795
Software License, net	-	97,725
Security Deposit	-	1,800

Total Other Assets	-	101,320

Total Assets	$78,497	$475,157

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$124,217	$132,324
Accrued Salaries	181,538	120,068
Accrued Expenses	18,696	844
Royalty Payable	22,000	-
Deferred Revenue	10,000	-
Liability to Guarantee Equity Value	90,980	90,980
Capital lease obligation	1,384	1,932
Convertible Note Payable-net of discount of $2,696 and $31,123 at December 31, 2012 and 2011, respectively - in default	120,304	11,377
Related Party Debt	10,184	-
Bank Overdraft	1,074	-
Current Portion Long-term debt	40,401	42,349
Derivative Liability	110,828	121,546

Total Current Liabilities	731,606	521,420

Long Term Liabilities
Long Term Debt - less current portion	130,706	152,770

Total Liabilities	862,312	674,190

Commitments and Contingencies (See Note 9)

Stockholders’ Deficit
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at December 31, 2012 and 2011, respectively	16,600	16,600
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized; 32,126,727 and 29,044,896 shares issued and outstanding at December 31, 2012 and 2011, respectively	532,707	481,548
Additional Paid-in Capital	3,498,237	3,229,233
Stock Payable	48,500	-
Deficit accumulated during development stage	(4,879,859)	(3,926,414)

Total Stockholders’ Deficit	(783,815)	(199,033)

Total Liabilities and Stockholders’ Deficit	$78,497	$475,157

The accompanying notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Statements of Operations

			Period from July 14, 2007
	Year Ended	Year Ended	(Inception of Development Stage)
	December 31, 2012	December 31, 2011	to December 31, 2012

Revenues	$1,877	23,325	$49,627

Operating Expenses
General and Administrative Expense	546,273	937,977	3,298,286
Change in Fair Value-Derivative	(38,946)	87,116	48,170
Impairment of Patent and Trademarks	-	62,634	62,634
Loss on Software Impairment	74,269	-	74,269
Payroll Expense	297,864	328,589	1,287,003

Total Operating Expenses	879,460	1,416,316	4,770,362

Loss from Operations	(877,583)	(1,392,991)	(4,720,735)

Other income (expense)
Gain on asset theft, net	-	-	29,125
Interest Expense	(75,862)	(11,467)	(81,997)
Interest Income	-	173	15,999
(Loss) Gain on Debt conversion	-	25,000	(122,252)

Total Other income (expense)	(75,862)	13,706	(159,124)

Net Loss	(953,445)	(1,379,285)	(4,879,859)

Preferred stock dividends	(20,250)	(20,250)	(110,737)

Net loss applicable to common stock	$(973,695)	(1,399,535)	(4,990,596)

Net loss per common share applicable to common stock:
Basic and diluted	(0.03)	(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	30,583,453	28,854,490

The accompanying notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Statements of Changes in Stockholders’ Equity (Deficit)

From July 14, 2007 (Inception of Development Stage) to December 31, 2012

							Deficit Accumulated
							During	Total
	Preferred Stock - Class B		Common Stock - Class A		Additional	Stock	Development	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Stage	Equity (Deficit)

Balance July 14, 2007 (Inception of Development Stage)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	133,333	2,213	224,000	3,718	75,069	-	-	81,000

Offering Costs	-	-	-	-	(2,500)	-	-	(2,500)

Issuance of stock for services	866,667	14,387	14,050,000	233,230	53,213	-	-	300,830

Valuation of officer’s contributed services	-	-	-	-	111,781	-	-	111,781

Net loss, July 14, 2007, (Inception of Development Stage) to December 31, 2007	-	-	-	-	-	-	(441,633)	(441,633)

Balance at December 31, 2007	1,000,000	$16,600	14,274,000	$236,948	$237,563	$-	$(441,633)	$49,478

Issuance of common stock for cash	-	-	2,352,803	39,057	321,193	-	-	360,250

Offering costs	-	-	-	-	(1,500)	-	-	(1,500)

Issuance of stock for services	-	-	169,000	2,805	31,725	-	-	34,530

Issuance of stock for debt settlement	-	-	100,000	1,660	13,340	-	-	15,000

Net loss, year ended December 31, 2008	-	-	-	-	-	-	(422,612)	(422,612)

Balance at December 31, 2008	1,000,000	$16,600	16,895,803	$280,470	$602,321	$-	$(864,245)	$35,146

Issuance of common stock for cash	-	-	3,688,438	61,228	376,207	-	-	437,435

Offering costs	-	-	-	-	(7,000)	-	-	(7,000)

Issuance of stock for services	-	-	66,333	1,101	10,049	-	-	11,150

Issuance of stock for debt settlement	-	-	788,571	13,090	105,196	-	-	118,286

Net loss, year ended December 31, 2009	-	-	-	-	-	-	(645,946)	(645,946)

Balance at December 31, 2009	1,000,000	$16,600	21,439,145	$355,889	$1,086,773	$-	$(1,510,191)	$(50,929)

Issuance of common stock for cash			2,138,610	35,402	406,779	-		442,181
								-
Issuance of stock for services			1,076,000	17,708	323,297	-		341,005
								-
Issuance of stock for debt settlement			247,249	4,104	92,853	-		96,957
								-
Redemption of Stock by Officers for Loan Repayment			(521,439)	(8,656)	(167,169)	-		(175,825)
								-
Stock issued to Shareholder			139,944	2,323	(2,323)	-		-
								-
Net loss, year ended December 31, 2010							(1,036,938)	(1,036,938)

Balance at December 31, 2010	1,000,000	$16,600	24,519,509	$406,770	$1,740,210	$-	$(2,547,129)	$(383,549)

Issuance of common stock for cash	-	-	6,349,750	105,063	1,213,687	-	-	1,318,750

Issuance of stock for services	-	-	965,000	16,019	234,031	-	-	250,050

Stock Redeemed	-	-	(29,988)	(498)	(4,501)	-	-	(4,999)

Stock Rescinded from prior investment	-	-	(2,759,375)	(45,806)	45,806	-	-	-

Net loss, year ended December 31, 2011	-	-	-	-	-	-	(1,379,285)	(1,379,285)

Balance at December 31, 2011	$1,000,000	$16,600	$29,044,896	$481,548	$3,229,233	$-	$(3,926,414)	$(199,033)

Issuance of common stock for cash	-	-	1,530,000	25,398	127,602	-	-	153,000

Issuance of stock for services	-	-	1,413,900	23,471	128,919	48,500	-	200,890

Note Payable Conversion	-	-	137,931	2,290	5,710	-	-	8,000

Change in Fair Value of Derivative due to Conversion					6,773			6,773

Net loss, year ended December 31, 2012	-	-	-		-	-	(953,445)	(953,445)

Balance at December 31, 2012	1,000,000	$16,600	32,126,727	$532,707	$3,498,237	$48,500	$(4,879,859)	$(783,815)

The accompanying notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Statements of Cash Flows

	Year Ended		Period from July 14, 2007
	December 31,		(Inception of Development Stage)
	2012	2011	to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(953,445)	(1,379,285)	(4,879,859)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	200,890	250,050	1,138,455
Contributed Capital	-	-	111,781
Depreciation and Amortization	97,703	45,752	153,603
Interest expense on conversion to Class A common stock	23,586	-	24,035
Loss on conversions of debt to Class A common stock	-	-	147,252
Gain on asset theft, net	-	-	(29,125)
Impairment of Patent, Trademarks and Software	74,269	62,634	136,902
Change in Fair Value-Derivative	(38,946)	87,116	48,170
Bad Debt Expense	-	9,000	9,000
Gain on forgiveness of debt	-	(25,000)	(25,000)
Penalty Expense on defaulting - Asher	43,000	-	43,000

Changes in Assets and Liabilities:
Accounts Receivable	9,783	9,639	(9,000)
Prepaid Expenses	2,706	(2,706)	-
Security Deposit	1,800	-	(1,794)
Accounts Payable and Accrued Expenses	72,270	(153,928)	316,117
Accrued Salary	-	-	117,874
Liability to Guarantee Equity Value	-	-	35,000
Deferred Financing Costs	124	704	829
Deferred Revenue	10,000	-	10,000
Royalty Payable	22,000	-	22,000

NET CASH USED IN OPERATING ACTIVITIES	(434,260)	(1,096,025)	(2,630,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred Patent costs	-	-	(41,378)
Trademark costs	-	-	(21,254)
Loans receivable from Officers	-	-	(175,825)
Insurance proceeds on asset theft	-	-	30,961
Cash paid for purchase of fixed assets		(10,000)	(27,820)
Cash received for sale of fixed assets	-	-	1,500

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(10,000)	(233,816)
		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	153,000	1,318,751	2,747,617
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	(530)	-	(5,810)
Loan Payable to Principal Stockholder	10,184	-	70,184
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Borrowings on Debt	45,500	40,000	85,500
Principal payment on truck loans	(15,808)	(9,540)	(25,348)
Principal payments on Software Licensing	(12,223)	(19,545)	(31,768)
Cash Paid for Redemption of Stock	-	(4,999)	(4,999)
			-
NET CASH PROVIDED BY FINANCING ACTIVITIES	180,123	1,324,667	2,864,576

NET INCREASE (DECREASE) IN CASH	(254,137)	218,642	-

CASH AT BEGINNING OF YEAR	254,137	35,495	-

CASH AT END OF YEAR	-	$254,137	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	75,862	$11,467	$77,929
Income Tax	-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock		$25,000	$40,000
Capital Lease Obligation Recorded as Property and Equipment	-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	-	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	-	$-	$48,980
Capitalization of Deferred Financing Costs	-	$2,500	$2,500
Debt Discount	34,748	$-	$34,748
Conversion of Debt	$8,000	$-	$8,000
Derivative Adjustment due to Debt Conversion	$6,773		$6,773
Redemption of stock by officers for loan repayment	$-	$-	$175,828
Financing of Software costs	$-	$117,270	$117,270
Financing of Truck Purchase	$-	$114,190	$114,190

The accompanying notes are an integral part of these Financial Statements

ATTUNE RTD

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through December 31, 2012. To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2012 or 2011 respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Depreciation	Useful Lives
Vehicles	5 Years
Computers	5 Years
Equipment	5 Years

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2012 and 2011.

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

Revenues for the year end December 31, 2012 were concentrated solely from one customer.

DEFERRED PATENT COSTS AND TRADEMARK

Patent costs are stated at cost (inclusive of perfection costs) and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”). The Company will write-off any currently capitalized costs for patents not granted by the USPTO. Currently, the Company has one patent, patent No; US 7,777,366 B2, awarded by the “USPTO” on August 17, 2010.

Trademark costs are capitalized on our balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. On December 31, 2011, the company evaluated and fully impaired all patents and trademarks due to uncertainty regarding funding of future cost

IMPAIRMENT OF LONG-LIVED ASSETS

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

In December 2011, the Company assessed its patents and trademarks and based on uncertainty of future funding and commercialization the Company recognized a loss on all of its trademark and patents in the amount of $62,633, the carrying value at the time of impairment.

In December 2012, the Company assessed its software and based on uncertainty of future funding and commercialization, the Company recognized a loss on it software in the amount of $74,269, the carrying value at the time of impairment.

SOFTWARE LICENSE

The Company capitalized its purchase of a software license in March 2011. The license is being amortized over 60 months following the straight-line method and included in Other Assets on the balance sheet in accordance to ASC 350. During the year ended December 31, 2011, the company recorded $19,545 of amortization expense related to the license. The terms and conditions of the license arrangement that we have in place with our vendor for software is based on a sixty month buyout agreement for a Perpetual License payable in equal consecutive monthly installments in the amount of $5,650. The monthly payment includes interest, a one-time software license fee of $142,669 and associated maintenance fees, “the rider”. This agreement grants Attune the non exclusive, non transferable right to use the specified software in object code form only on its designated servers. The Rider and the installments may not be cancelled. If installments are not made when due, and the default continues for 30 days after notice, the remaining unpaid balance of the One-Time License Fee shall be immediately due and payable. The company may prepay the balance of remaining installments at any time, with an appropriate credit, as determined by IBI, for the future portion of the interest. Maintenance will be provided for the balance of the designated period. Vendor may transfer and assign the Licensee’s payment obligation hereunder. The “Buyout Fee” is subject to adjustment in the event of upgrades. As of September 30, 2012, under the terms and conditions of the agreement, the company is in default on the license agreement. The company has been in contact with IBI over the non-payment situation and as of the date of this filing, IBI has not prevented access to the software and continues to bill the company. Due to insignificant revenue and lack of future contract, the company has recognized impairment of $74,269 as of the balance sheet date of December 31, 2012. The asset is fully impaired.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including preferred stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model.

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $36,700 and $607 for the years ended December 31, 2012 and 2011, respectively.

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

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1,2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability			$(110,828)	$(110,828)
Total			$(110,828)	$(110,828)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a recurring basis:

Description	Level 1	Level 2	Level 3	Total
Derivative Liability			$(121,546)	$(121,546)
Total			$(121,546)	$(121,546)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If a readily determined market value became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of December 31, 2012 and 2011, there were no potentially dilutive securities. As a result, the basic and diluted per share amounts for all periods presented are identical.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114. , Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, Comprehensive Income. ASU 2011-12 deferred the new presentation requirements outlined by ASU 2011-05 regarding reclassification of items out of accumulated other comprehensive income. This standard is effective for all annual period beginning after December 15, 2011. This standard is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is effective for all fiscal periods beginning on or after January 1, 2013. This standard is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. ASU 2011- 05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and items reclassified to the statement of operations are required to be presented separately on the face of the financial statements. This standard is effective for fiscal years beginning after December 15, 2011. This standard is not expected to have a material impact on the Company’s financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measure and Disclosure Requirements in US GAAP and IFRS. ASU 2011-04 amended the definition of fair value measurement to be more closely aligned with IFRS including: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This standard is effective for all fiscal periods beginning after December 15, 2011. This standard is not expected to have a material impact on the Company’s financial statements.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the years ended December 31, 2012 and 2011 the Company had a net loss of $953,445 and $1,379,285, respectively, and net cash used in operations of $434,260 and $1,096,024 respectively, and was a development stage company with little to no revenues. In addition, as of December 31, 2012 the Company had a working capital deficit of $736,606 and a deficit accumulated during the development stage of $4,879,859.

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

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

3.	PATENTS AND TRADEMARK

Patents and Trademarks consists of the following:

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

In December 2011, the Company recognized a loss on its trademark and patents in the amount of $62,634, the carrying value at the time of impairment.

In December 2012, the Company assessed its software and due to uncertainty of future funding and commercialization the Company recognized a loss on its software in the amount of $74,269, the carrying value at the time of impairment.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2012	December 31, 2011
Computer equipment	5 Years	$10,227	$10,227
Office Equipment	5 Years	5,606	5,605
Vehicles	5 Years	114,190	114,190
		130,023	130,022
Less total Accumulated depreciation		(51,526)	(22,811)
		$78,497	$107,211

Total depreciation expense for the years ended December 31, 2012 and 2011 was $28,715 and $18,924, respectively.

5.	CAPITAL LEASES

Capital Lease obligations consisted of the following at December 31, 2012:

	2012	2011
Capital lease payable – payable in monthly installments for principal and interest of $189 through October 2011. The debt is personally guaranteed by an officer of the Company.	$(1,384)	$(1,932)
Less current portion:	1,384	1,932
Long-term capital lease obligation	$-	$-

Interest expense on the above capital lease was $0 and $389 during the years ended December 31, 2012 and 2011 respectively.

6.	LONG TERM DEBT

Long Term Debt consists of the following:

	December 31, 2012	December 31, 2011
Note payable related to software license, with monthly payments of $5,650 including interest	$93,754	$101,958

Note Payable related to the purchase of 2 Company trucks, bearing interest at 1.9%, payable in monthly installments of $755.11 each	77,353	93,160

Total	171,107	195,119
Less Current Portion	40,401	42,349
Total Long Term Debt	130,706	152,770

7.	CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

On October 2011, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability. On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note into equity. The note was converted in accordance with the conversion terms; therefore, no gain of loss was recognized. As of December 31, 2012, this convertible note is in default under the terms of the note agreement.

On January 5, 2012, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability. As of December 31, 2012, this convertible note is in default under the terms of the note agreement.

On December 3, 2012, the Company issued convertible promissory note in the amount of $3,000. The convertible note has a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the company recorded a derivative liability.

Because the company has failed to pay the remaining principal balance together with accrued and unpaid interest upon the maturity dates, the company is now in default under the notes with maturity dates July 3, 2012 and September 12, 2012. On January 30, 2013 demand for immediate payment as provided in the notes of $120,000, representing 150% of the remaining outstanding principal balance, together with default interest was made by vendors counsel. As of the date of this filing, the company continues to work with the investor who has advanced additional funds beyond the date of the demand letter. The excess of $43,000 represent penalty on default and recorded as a loss in the income statement.

Due to the indeterminable number of shares to be issued at conversion, the company recorded a derivative liability. The derivative feature of the notes taints all existing convertible instruments, specifically the 900,000 warrants (term of 3 years) the company issued on April 2010 with an exercise price of $0.40.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the statement of operations. As of December 31, 2012, the fair value of the embedded derivatives included on the accompanying balance sheet was $110,828. During the year ended December 31, 2012, the Company recognized a gain on change in fair value of derivative liability totaling $38,946.

Key assumptions used in the valuation of derivative liabilities associated with the convertible notes were as follows:

-	The existing derivative instrument was valued as of 12/31/12. The following assumptions were used for the valuation of the derivative liability related to the Notes:

-	The Note #1 & #2 face amount as of 12/31/12 is $77,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 56.96%). Both notes are in default and obligated to pay the 50% penalty and accrued interest – we therefore assumed the note balances of $53,766 and $66,234 (total $120,000) and no additional interest is being accrued.

-	The Note #3 face amount as of 12/31/12 is $3,000 with an initial conversion price of 50% of the 3 lowest lows out of the 10 previous days (effective rate of 49.10%).

-	The projected volatility curve for each valuation period was based on the annual historical volatility of the company:

1 Year

12/31/12 157%

-	For Notes #1 & #2 an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%; for Note #3 an event of default would occur 1% of the time, increasing 1.00% per quarter to a maximum of 10%;

-	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

-	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

The 3 year warrants with an exercise price of $0.40 and no reset features were valued using the Black Scholes model and the following assumptions: stock price at valuation, $0.10; strike price, $0.40; risk free rate 0.14%; 3 year term; and volatility of 157% resulting in a relative fair value of $49,229 relating to these warrants. The accounting guidance for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting guidance established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Assets and liabilities measured at fair value on a recurring and non-recurring basis consisted of the following at December 31, 2012:

	Carrying Value at	Fair value Measurements at December 31, 2012
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$110,828	$-	$-	$110,828

The following is a summary of activity of Level 3 liabilities for the period ended December 31, 2012:

Balance at December 31, 2011	$121,546
Increase in liability due to debt	$35,002
Derivative Loss – Convertible note	$1,552
Derivative Gain – Tainted Warrants	$(40,498)
Note Conversion	$(6,774)
Balance December 31, 2012	$110,828

Changes in fair value of the embedded conversion option liability are included in Operating expense in the accompanying statements of operations.

The Company estimates the fair value of the tainted warrant utilizing the Black-Scholes pricing model, which is dependent upon several variables such as the expected term (based on contractual term), expected volatility of our stock price over the expected term (based on historical volatility), expected risk-free interest rate over the expected term, and the expected dividend yield rate over the expected term. The Company believes this valuation methodology is appropriate for estimating the fair value of the derivative liability. The following table summarizes the assumptions the Company utilized to estimate the fair value of the embedded conversion option at December 31, 2012:

Assumptions	December 31, 2012
Expected term	1.0
Expected Volatility	157%
Risk free rate	0.14%
Dividend Yield	0.00%

There were no changes in the valuation techniques during 2012. The weighted average interest rate for short term notes as of December 31, 2012 was 9.62%.

8.	COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value. On September 7, 2007, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000. On September 7, 2007, the Company enacted a 280 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split. On November 28, 2007, the Company again amended its articles of incorporation to establish two classes of stock. The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share. The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized. Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%. For the years ended December 31, 2012, 2011, 2010, 2009, 2008, and 2007, the board of directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2012, 2011, 2010, 2009, 2008, and 2007 were $110,737, $90,487, $70,237, $49,987 and $29,737, and $9,487, respectively.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010, 2011 and 2012 included the following:

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

In 2011, 6,349,750 shares of Class A common stock were issued for $1,318,750 cash with various prices per share ranging from $.20 to $.35.

In 2012, 1,530,000 shares of Class A common stock were issued for $153,000 cash with $.10 price per share.

Shares Issued for Services

In 2007, 14,000,000 vested shares of Class A common stock were issued to founders having a fair value of $232,400, based on a nominal value of $0.0166 per share. The $232,400 was expensed upon issuance as the shares were fully vested.

In 2007, 50,000 shares of Class A common stock were issued for legal services provided to the company with a value of $7,500 or $0.15 per share, based on a Fair Market Value sales price.

In 2008, 169,000 shares of Class A common stock were issued for services having a fair value of $34,530 ranging from $0.13 to $0.25 per share, based on Fair Market Value sales prices.

In March 2009, 8,000 shares of Class A common stock were issued for services provided to the Company with a value of $2,400 or $0.07 per share, based on a Fair Market Value sales price.

In June 2009, 17,333 shares of Class A common stock were issued for services provided to the Company with a value of $2,600 or $0.15 per share, based on a Fair Market Value sales price.

In August 2009, 41,000 shares of Class A common stock were issued for services provided to the Company with a value of $6,150 or $0.15 per share, based on a Market Value sales price.

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

In January 2010, 21,000 shares of Class A common stock were issued for services provided to the Company with a value of $5,250 or $0.25 per share, based on a Fair Market Value sales price.

In June 2010, 750,000 shares of Class A common stock were issued for services provided to the Company with a value of $270,200 at values ranging from $0.20 to $0.50 per share, based on a Fair Market Value sales price.

In July 2010, 250,000 shares of Class A common stock were issued for services provided to the Company with a value of 37,500 or $0.15 per share, based on a Fair Market Value sales price.

In December 2010, 55,000 shares of Class A common stock were issued to 2 vendors for services with a value of $28,050, based on based on a Fair Market Value sales price.

In June 2011, 815,000 shares of Class A common stock were issued for services provided to the Company with a value of $220,050 at $0.27 per share, based on a Fair Market Value sales price.

In August 2011, 50,000 shares of Class A common stock were issued for services provided to the Company with a value of $10,000 at $.20 per share, based on a Fair Market Value sales price.

In November 2011, 100,000 Shares of Class A common stock were issued for services provided to the Company with a value of $20,000 at $0.20 per share, based on a Fair Market Value sales price.

In March 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $12,500 at $.10 per share, based on a Fair Market Value sales price.

In June 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $12,500 at $.10 per share, based on a Fair Market Value sales price.

In July 2012, 888,900 shares of Class A common stock were issued for services provided to the Company with a value of $88,890 at $.10 per share, based on a Fair Market Value sales price.

In September 2012, 275,000 shares of Class A common stock were issued for services provided to the Company with a value of $33,500 at $.10 per share, based on a Fair Market Value sales price.

In October 2012, 360,000 shares of Class A common stock were authorized for services provided to the Company with a value of $36,000 at $.10 per share, based on a Fair Market Value sales price. As of December 31, 2012, the shares have not been issued and are recorded as stock payable.

In December 2012, 125,000 shares of Class A common stock were authorized for services provided to the Company with a value of $12,500 at $.10 per share, based on a Fair Market Value sales price. As of December 31, 2012, the shares have not been issued and are recorded as stock payable.

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

On October 2011, the Company issued a Convertible Note which as a result taints all convertible instruments outstanding. As such the Company recorded a derivative liability of $40,498 for warrant outstanding, refer to Note 8.

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

As of December 31, 2011, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai. As of December 31, 2012, the balance sheet date, none of the shares under this plan were granted or issued.

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

9.	GUARANTEE OF EQUITY VALUE

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

The total cumulative liability to guarantee equity value totaled $90,980 as of December 31, 2012. No shares have been sold by the vendor through December 31, 2012.

10.	INCOME TAXES

There was no income tax expense in 2012 and 2011 due to the Company’s net taxable losses, other than the minimum Franchise Tax due to the State of California of $800.

Deferred tax asset and the valuation account is as follows:

	Year ended December 31,
	2012	2011
Deferred tax asset
NOL Carry forward	$(637,426)	$(1,255,851)
Valuation allowances	(637,426)	(1,255,851)
Total	$-	$-

The components of income tax expense are as follows:
Current Federal Tax	-	$ - -
Current State Tax	$-	$-
Change in NOL Benefit	745,373	522,285
Change in valuation allowance	(745,373)	(522,285)

Income tax benefits	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2012 and 2011, the Company has net operating losses (NOL) of approximately $2,129,636 and $1,492,210, respectively that will expire from 2027 to 2032. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2012 and 2011 for the full amount of our deferred tax assets due to the uncertainty of realization.  Management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets at December 31, 2012 and 2011.  The valuation allowance as of December 31, 2012 and 2011 was $745,373 and $522,285, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective March 26, 2008, the Company entered into two employment agreements with its Chief Executive Officer and Chief Financial Officer. These agreements established a yearly salary for each of $120,000. As of December 31, 2012 and 2011, the Company owed its officers $181,537 and $120,068, respectively, based on the terms of the agreement.

Operating Leases

The Company is in the process of negotiating a lease for new office space through the Coachella Valley Economics Partnership, iHub division.

The following is a schedule by years of future minimum rental payments required under the operating lease:

2012	$12,600

Total	$12,600

Rent expense for the years ended December 31, 2012 and 2011 were $11,600 and $16,800 respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2010 and 2009, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

In March of 2010, Attune RTD engaged the services of a vendor to complete work described in the Scope of Services portion of a March 2010 agreement.  Pursuant to the Agreement, the company paid the vendor a total of $70,618 towards the completion of services.  The agreement contained a “not to exceed cost” of $89,435.  On or about September 21, 2010 the company issued vendor 250,000 shares of Restricted Class A Common Stock as an incentive for vendor to deliver services not later than March 1, 2011.  Vendor agreed to incrementally deliver work in process.  No work in process was received from vendor.  Vendor requested the company pay an additional $18,818.  On or about October 4, 2010, vendor repudiated the agreement.  On February 23, 2011 The Company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations.  Vendor did not acknowledge receipt of letter. Company has placed a “Stop” on the certificate with its Transfer Agent to prevent its consumption.

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

12.	RELATED PARTY NOTE PAYABLE

During the period, Company received $10,182 from related parties. The note is unsecured and remained unpaid as of the December 31, 2012. Due to the cash received toward the end of the year, the Company evaluated for imputed interest and have determined that it does not have significant financial impact.

13.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company received funds from the issuance of a shareholder loan agreement to a shareholder. During the year ended December 31, 2007, the Company had received $30,000 under this agreement. During the year ended December 31, 2008, the Company received and additional $30,000 and repaid $4,800. The outstanding balance as of December 31, 2008 was $55,200. This debt was converted into 788,571 shares of Class A common stock in fiscal 2009 (See Note 8).

The Company entered into two unsecured promissory notes with its Chief Executive Officer and Chief Financial officer (see Note 4). The balance due under these loans was $175,825 as of December 31, 2009. As of December 31, 2009, the Company owed the same two officers $175,239 based on the terms of their employment contracts (see Note 10). On January 31, 2010, the officers/shareholders redeemed 521,439 shares (collectively) of their common stock in the Company, with a value of $0.35 to satisfy this outstanding debt obligation. Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010.

On July 23, 2012, our Secretary Timothy Smith loaned the company $10,000. The note is unsecured and remains unpaid as of the date of this filing April 5, 2013.

Beginning with the quarter starting October 1, 2012, the Stock Grant Agreement executed by the company and Mr. Zhu on December 10, 2011 has been placed on hold until such time when the company has the required capital to resume development on the server and wireless code at which point in time it will again resume.

14.	CONFIDENTIAL OFFER

On October 5, 2012, the company offered an investment opportunity that paid participating investors up to a maximum of five times their initial investment. Under the terms and conditions of the offer, the investment was to be pooled and the return on investment paid to investors was based on the amount they invested and the size of the pool which was fixed at $159,560.00 Half of the proceeds received from the sale of devices would be consumed by the company to cover expenses and the other half used to distribute a royalty payment to investors based on their percentage. Three investors participated in the offer and the total amount invested was $22,000. Based on the amounts invested, the company is obligated to pay the three investors a royalty payment of 6.27%, 6.27%, and 1.25% of the remaining 50% of the proceeds not consumed by the company, up to a maximum cumulative payout over time equal to five times their initial investment, at which point the investors will be considered to have been paid in full and the agreement terminates. The agreement does not specify when funds are to be distributed, or time duration. As of December 31, 2012, the $22,000 is presented on the balance sheet as a royalty payable.

15.	SUBSEQUENT EVENTS

On January 30, 2013, 6,000,000 shares of Class A common stock were issued for services provided to the Company with a value of $60,000 at $.01 per share, based on a Fair Market Value sales price.

On January 31, 2013, 360,000 shares of Class A common stock were issued for services provided to the Company with a value of $18,000 at $.05 per share, based on a Fair Market Value sales price.

On February 13, 2013, 72,500 shares of Class A common stock were issued for services provided to the Company with a value of $7,250 at $.10 per share, based on a Fair Market Value sales price.

On February 15, 2013, The Company signed a twelve month “Consulting Agreement” with a vendor for the purpose of providing services related to business development, SEC compliance matters, liase with corporate finance groups, liase with legal and accounting professionals and advise on potential mergers or acquisitions as opportunities may arise. The services are valued at $52,000.

On February 21, 2013, the Company entered into an agreement to execute a convertible promissory note in the amount of $50,000 bearing interest at 8% per annum, with the note due and payable in November 25, 2013. The note is convertible into shares of Class A common stock at a variable conversion price based on 58% of the market value of the stock at the time of conversion. On February 26, 2013, the funding was received by the company.

On February 26, 2013, the Company signed a “Letter of Engagement” with Anubis Partners for the purpose of assisting the Company in preparation of financial communications documents, materials, and Company presentations (“Financial Communications Documents”), including press releases, online communications, and The Company’s website. The company agreed to pay a service fee of $5,000 and 300,000 shares of its restricted common stock.

On February 27, 2013, 300,000 shares of Class A common stock were issued for services provided to the Company with a value of $30,000 at $.10 per share, based on a Fair Market Value sales price.

On March 4, 2013, stockholders holding 72.40% of the shares in the corporation, representing a majority of the voting power, voted in favor to amend the Fourth Article of the Articles of Incorporation to (a) Increase the number of authorized shares of Common Stock from fifty nine million (59,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common Stock; (b) Amend the par value of Common Stock from a par value $0.0166 per share to a par value of $0.00004897 per share; (c) Amend the Class B Preferred shares such that the voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share; (d) Authorize the issuance of five million (5,000,000) shares of “blank check” preferred stock, 0.0166 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board of Directors. The amendment was filed with the Nevada Secretary of State and became effective on March 4, 2013.

On March 5, 2013, 591,133 shares of common stock were converted on $12,000 of the principal of the note dated September 28, 2011 as amended by amendment No. 1 dated October 17th, 2011.

Management evaluated all activity of the Company through March 31, 2013 (the issuance date of the Company’s financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements.

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Attune RTD, Inc., 3111 Tahquitz Canyon Way, Palm Springs, CA 92263, Attention: Thomas Bianco or Shawn Davis.

