Form 10-Q
period 2013-03-31
ATTUNE RTD
filed 2013-05-15
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-163579

ATTUNE RTD

(Exact name of registrant as specified in its charter)

Nevada	32-0212241
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3111 Tahquitz Canyon Way

Palm Springs, California 92263

(Address of principal executive offices, zip code)

(760) 333-3842

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

As of May 15, 2013, there were 39,450,349 shares of Class A common stock, $0.0166 par value per share, outstanding;

ATTUNE RTD

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-1

		Statements of Operations for the three months ended March 31, 2013 and 2012, and the period from July 14, 2007 (Inception) to March 31, 2013 (unaudited)	F-2

		Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and the period from July 14, 2007 (Inception) through March 31, 2012 (unaudited)	F-3

		Notes to Financial Statements (unaudited)	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

	Item 4.	Controls and Procedures	7

Part II.	Other Information

	Item 1.	Legal Proceedings	8

	Item 1A.	Risk Factors	8

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

	Item 3.	Defaults Upon Senior Securities	8

	Item 4.	Mine Safety Disclosures	8

	Item 5.	Other Information	8

	Item 6.	Exhibits	8

Signatures			9

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Attune RTD, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to generate meaningful revenues, whether our products will ever be sold on a mass market commercial basis, our ability to protect our intellectual property, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 88.36% control the Company’s officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control, and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ATTUNE RTD
(a development stage company)

Financial Statements

For the Three Months Ended March 31, 2013 and 2012
and the Period from July 14, 2007 (Inception of Development Stage) to March 31, 2013

4

TABLE OF CONTENTS

Page

Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	F-1

Unaudited Statements of Operations for the three months ended March 31, 2013 and 2012 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2013	F-2

Unaudited Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the period from July 14, 2007 (Inception of Development Stage) to March 31, 2013	F-3

Notes to Unaudited Financial Statements	F-4

5

Attune RTD
(a development stage company)
Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets
Cash	$752	$-

Total Current Assets	752	-

Property and Equipment, net	72,154	78,497

Total Assets	$72,906	$78,497

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$123,684	$124,217
Accrued Expenses	300,342	202,692
Royalty Payable	22,000	22,000
Deferred Revenue	10,000	10,000
Liability to Guarantee Equity Value	90,980	90,980
Convertible note payable-net of discount of 40,623 and $2,696	120,737	120,304
Related Party Debt	10,184	10,184
Current Portion of Long Term Debt	40,401	40,401
Derivative Liability	119,478	110,828

Total Current Liabilities	837,806	731,606

Long Term Liabilities
Long Term Debt - less current portion	127,329	130,706

Total Liabilities	965,135	862,312

Commitments and Contingencies (See Note 6)

Stockholders’ Deficit
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16,600	16,600
Class A Common Stock, $0.0166 par value; 59,000,000 shares authorized; 39,377,860 and 32,126,727 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	653,151	532,707
Additional Paid-in Capital	4,069,173	3,498,237
Stock Payable	32,250	48,500
Deficit accumulated during development stage	(5,663,403)	(4,879,859)

Total Stockholders’ Deficit	(892,229)	(783,815)

Total Liabilities and Stockholders’ Deficit	$72,906	$78,497

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD
(a development stage company)
Statements of Operations

			Period from July 14, 2007
	Three Months Ended		(Inception of Development Stage)
	March 31, 2013	March 31, 2012	to March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$950	$-	50,577

Operating Expenses
General and Administrative Expense	694,861	78,830	3,993,145
Change in Fair Value - Derivative	(21,482)	40,754	26,688
Impairment of Patent, Trademarks and Software	-	-	62,634
Loss on Software Impairment	-	-	74,269
Payroll Expense	106,653	72,334	1,393,656

Total Operating Expenses	780,032	191,918	5,550,392

Loss from Operations	(779,082)	(191,918)	(5,499,815)

Other income (expense)
Gain on asset theft, net	-	-	29,124
Interest Expense	(4,462)	(17,567)	(86,459)
Interest Income	-	-	15,999
(Loss) Gain on Debt conversion, net	-	-	(122,252)

Total Other income (expense)	(4,462)	(17,567)	(163,588)

Net Loss	(783,544)	(209,485)	(5,663,403)

Preferred stock dividends	(5,049)	(5,049)	(115,786)

Net loss applicable to common stock	$(788,593)	$(214,534)	$(5,779,189)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	28,893,365	28,893,365

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD
(a development stage company)
Statements of Cash Flows

				Period from July 14, 2007
	Three Months Ended March 31,			(Inception of Development Stage)
	2013	2012		to March 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(783,544)		(209,485)	$(5,663,403)

Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	649,752		12,500	1,788,207
Contributed Capital	-		-	111,781
Depreciation and Amortization	8,909		31,000	162,512
Interest expense on conversion to Class A common stock	-		-	24,035
Loss (Gain) on conversions of debt to Class A common stock, net	-		-	147,252
Gain on asset theft, net	-		-	(29,125)
Impairment of Patent and Trademarks	-		-	136,902
Change in Fair Value-Derivative	(21,482)		40,754	26,688
Bad Debt Expense	-		-	9,000
Gain on Forgiveness of Debt	-		-	(25,000)
Penalty Expense on defaulting - Asher	-		-	43,000

Changes in Assets and Liabilities:
Accounts Receivable	-		9,783	(9,000)
Prepaid Expenses	-		1,435	-
Security Deposit	-		-	(1,794)
Accounts Payable and Accrued Expenses	97,117		(50,979)	413,231
Accrued Salary	-		-	117,875
Liability to Guarantee Value	-		-	35,000
Deferred Financing Costs	-		(2,500)	829
Deferred Revenue	-		-	10,001
Royalty Payable	-		-	22,001

NET CASH USED IN OPERATING ACTIVITIES	(49,248)		(167,492)	(2,680,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred Patent costs	-		-	(41,378)
Trademark Costs	-		-	(21,254)
Loans receivable from Officers	-		-	(175,825)
Insurance proceeds on asset theft	-		-	30,961
Cash paid for purchase of fixed assets	-		-	(27,820)
Cash Received for sale of fixed assets	-		-	1,500

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-		-	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	-		5,000	2,747,617
Offering costs related to the Sale of Class A - Common Stock	-		-	(11,000)
Sale of Class B - Preferred Stock	-		-	45,000
Principal Payments on Capital Lease Obligations	-		-	(5,810)
Contributed Capital	4,647		-	4,647
Loan Payable to Principal Stockholder	-		-	70,184
Repayment of Loan Payable to Principal Stockholder	-		-	(4,800)
Borrowings on Debt	50,000		42,500	135,500
Principal Payment on Truck Loans	(4,647)		(4,094)	(29,995)
Principal payments on Software License	-		(5,866)	(31,768)
Cash Paid for Redemption of common Stock	-		-	(4,999)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000		37,540	2,914,576

NET INCREASE (DECREASE) IN CASH	$752		$(129,952)	$752

CASH AT BEGINNING OF YEAR	$-		$254,137	$-

CASH AT END OF YEAR	$752		$124,185	$752

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$4,462		$17,567	$-
Income Tax	$-		$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$		$40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$		$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$		$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$		$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$		$48,980
Redemption of stock by officers for loan repayment	$-	$		$175,828
Financing of Software License	$-	$		$117,270
Capitalization of Deferred Financing Costs	$-		$112	$2,612
Shares issued for services, accrued in prior period and issued in current	$30,024		$-	$30,024
Capitalization of Derivative Liability	$-		$194,048	$194,048
Financing of Truck Purchase	$-	$		$114,190
Debt Discount	$38,864	$		$38,864
Conversion of Debt	$12,000	$		$12,000
Derivative Adjustment due to Debt Conversion	$8,732	$		$8,732

The accompanying unaudited notes are an integral part of these Financial Statements

ATTUNE RTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through March 31, 2013. To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2013 and December 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years. Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at March 31, 2013 and December 31, 2012.

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

There were limited revenues of $950 for the three months ending March 31, 2013.

DEFERRED PATENT COSTS AND TRADEMARK

Patent costs are stated at cost (inclusive of perfection costs) and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”). The Company will write-off any currently capitalized costs for patents not granted by the USPTO. Currently, the Company has four patents.

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

Long-lived assets held and used by Attune RTD are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. Attune RTD recognized an impairment loss of $74,269 on software assets during 2012.

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $0 for the three months ended March 31, 2013 and 2012, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or Liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$119,478	$21,482
Total	$-	$-	$119,478	$21,482

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$110,828	$38,946
Total	$-	$-	$110,828	$38,946

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the three months ended March 31, 2013, the Company had a net loss of $783,544; net cash used in operations of $ 49,248 and was a development stage company with limited revenues. In addition, as of March 31, 2013, the Company had a working capital deficit of $837,054, and a deficit accumulated during the development stage of $5,663,403.

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

 The Company capitalized its purchase of a software license in March 2011. The license is being amortized over 60 months following the straight-line method and included in Other Assets on the balance sheet in accordance to ASC 350. During the year ended December 31, 2011, the Company recorded $19,545 of amortization expense related to the license. The terms and conditions of the license arrangement that we have in place with our vendor for software is based on a sixty month buyout agreement for a Perpetual License payable in equal consecutive monthly installments in the amount of $5,650. The monthly payment includes interest, a one-time software license fee of $142,669 and associated maintenance fees, “the rider”. This agreement grants Attune the non exclusive, non transferable right to use the specified software in object code form only on its designated servers. The Rider and the installments may not be cancelled. If installments are not made when due, and the default continues for 30 days after notice, the remaining unpaid balance of the One-Time License Fee shall be immediately due and payable. The Company may prepay the balance of remaining installments at any time, with an appropriate credit, as determined by IBI, for the future portion of the interest. Maintenance will be provided for the balance of the designated period. Vendor may transfer and assign the Licensee’s payment obligation hereunder. The “Buyout Fee” is subject to adjustment in the event of upgrades. As of September 30, 2012, under the terms and conditions of the agreement, the Company is in default on the license agreement. The Company has been in contact with IBI over the non-payment situation and as of the date of this filing, IBI has not prevented access to the software and continues to bill the Company. Due to insignificant revenue and lack of future contract, the Company has recognized full impairment of $74,269 as of the balance sheet date of December 31, 2012.

4.	CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

On October 2011, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 58% representing a discount rate of 42% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the Company recorded a derivative liability. On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note into equity. The note was converted in accordance with the conversion terms; therefore, no gain of loss was recognized. On March 5, 2013, the company issued 591,133 shares of Class A Common Stock to convert $12,000 of the convertible note into equity. The principal balance due remaining under this note after this conversion is $22,500. As of December 31, 2012, this convertible note is in default under the terms of the note agreement and remains outstanding.

On January 5, 2012, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 58% representing a discount rate of 42% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the Company recorded a derivative liability. As of December 31, 2012 and March 31, 2013, this convertible note is in default under the terms of the note agreement and remains outstanding.

On December 3, 2012, the Company issued convertible promissory note in the amount of $3,000. The convertible note has a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. As of March 31, 2013, this note remains outstanding.

On February 21, 2013, the Company issued convertible promissory note in the amount of $50,000. The convertible note has a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. As of March 31, 2013, this note remains outstanding.

On April 18, 2013, the Company issued convertible promissory note in the amount of $22,500. The convertible note has a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. As of March 31, 2013, this note remains outstanding.

Because the Company has failed to pay the remaining principal balance together with accrued and unpaid interest upon the maturity dates, the Company is now in default under the notes with maturity dates July 3, 2012 and September 12, 2012. On January 30, 2013, demand for immediate payment as provided in the notes of $120,000, representing 150% of the remaining outstanding principal balance, together with default interest was made by vendors counsel. As of the date of this filing, the Company continues to work with the investor who has advanced additional funds beyond the date of the demand letter. The excess of $43,000 represent penalty on default and recorded as a loss in the income statement.

Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. The derivative feature of the notes taints all existing convertible instruments, specifically the 900,000 warrants (term of 3 years) the Company issued on April 2010 with an exercise price of $0.40.

5.	FAIR VALUE MEASUREMENTS-DERIVATIVE LIABILITIES

As discussed in Note 4 under Convertible Note and Fair Value Measurements, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $119,478 and $110,828 at March 31, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a gain of $(21,482) for the three months ended March 31, 2013 and a loss of $40,754 for the three months ended 2012. The gain of $(21,482) for the three months ended March 31, 2013 consisted of a loss of $38,864 due to convertible notes, a gain of ($39,576) attributable to the fair value of warrants, a gain of ($8,732) due to conversion, and a loss in market value of ($18,094) on the convertible notes.

The following presents the derivative liability value by instrument type at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012

Convertible debentures	$109,799	$61,573
Common stock warrants	9,679	49,255
	$119,478	$110,828

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2013 and the year ended December 31, 2012:

Derivative
Liability
Total
Balance, December 31, 2012	$110,828
Increase in derivative value due to issuances of convertible promissory notes	38,864
Change in fair market value of derivative liabilities due to the mark to market adjustment	(21,482)
Debt conversions	(8,732)
Balance, March 31, 2013	$119,478

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2013 and the years ended December 31, 2012:

●	The Note #1 & #2 face amount as of 3/31/13 is $108,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 56.96%). Both notes are in default and obligated to pay the 50% penalty and accrued interest – we therefore assumed the note balances of $41,766 and $66,234 (total $120,000) and no additional interest is being accrued.

●	The Note #3 face amount as of 3/31/13 is $3,000 with an initial conversion price of 50% of the 3 lowest lows out of the 10 previous days (effective rate of 50.00%).

●	The Note #4 face amount as of 3/31/13 is $50,000 with an initial conversion price of 50% of the lowest lows out of the 90 previous days (effective rate of 37.50%).

●	The projected volatility curve for each valuation period was based on the annual historical volatility of the company in the previous section.

●	For Notes #1 & #2 an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%; for Note #3 an event of default would occur 1% of the time, increasing 1.00% per quarter to a maximum of 10%; and for Notes #4 an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%;

●	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

●	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

The 3 year warrants with an exercise price of $0.40 and no reset features were valued using the Black Scholes model and the following assumptions: stock price at valuation, $0.10; strike price, $0.40; risk free rate 0.14%; 3 year term and 0.5 month term remaining; and volatility of 126% resulting in a relative fair value of $9,653 relating to these warrants.

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

On January 30, 2013, the C.E.O and C.F.O were each issued 3,000,000 shares for services. The shares were valued at $600,000 based on Fair Market Value on the date of grant.

On February 27, 2013, 300,000 shares were issued for services provided to the company with a value of $30,000 based on Fair Market Value on the date of grant.

On March 21, 2013, 360,000 shares were issued for services fulfilling a stock payable of $36,000 that was accrued for through December 31, 2012.

During the quarter, the company authorized 197,500 shares for services with a value of $19,750 based on Fair Market Value on the date of grant. The shares have not been issued as of March 31, 2013 and are recorded as stock payable.

Shares Issued in Conversion of Other Liabilities

During 2008, 100,000 shares of Class A common stock were issued upon conversion of a $35,000 liability to a vendor. The shares were valued at $0.15 per share or $15,000, based on a contemporaneous cash sales price and the Company recorded a $20,000 gain on conversion of debt.

In July 2009, 139,944 shares of Class A common stock were issued upon conversion of a $48,980 liability from a vendor. The shares were valued at $16,793 or $0.12, based on a contemporaneous cash sales price. The Company agreed with the vendor, prior to conversion, that it would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted ($48,980) and the above mentioned 2008 conversion as it was the same vendor ($35,000) and any difference in value, if less than the liability, would be paid in cash by the Company. As a result, the Company recorded the $48,980 conversion as a liability along with the prior year conversion of $35,000 which resulted in an additional loss on conversion of $35,000. The total cumulative liability to guarantee equity value from fiscal 2009 totaled $83,980 as relating to the above shares at December 31, 2009. These shares were actually issued in 2010; however the liability was recorded in 2009 based on this guarantee.

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

On March 6, 2013, the Company issued 591,133 shares of Class A Common Stock to convert $12,000 of the convertible note into equity. The note was converted in accordance with the conversion terms; therefore, no gain or loss was recognized.

In 2010 the Company issued 900,000 warrants to several investors in the Company. These warrants are attached to issuances of common stock.

Warrant Activity for the Quarter ended March 31, 2013 is as follows:

	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
April 15, 2010	900,000	$.40	$360,000	April 15, 2013

On October 2011, the Company issued a Convertible Note which as a result taints all convertible instruments outstanding. As such the Company recorded a derivative liability of $40,498 for warrant outstanding, refer to Note 8.

On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note into equity. The note was converted in accordance with the conversion terms; therefore, no gain or loss was recognized.

On March 6, 2013, the Company issued 591,133 shares of Class A Common Stock to convert $12,000 of the convertible note into equity. The note was converted in accordance with the conversion terms; therefore, no gain or loss was recognized.

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

As of March 31, 2013, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai. As of March 31, 2013, the balance sheet date, none of the shares under this plan were granted or issued.

7.	COMMITMENTS AND CONTINGIENCIES

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

As of March 31, 2013, the Company owed its officers $230,901 based on the terms of the agreements.

Amend the Fourth Article of the Articles of Incorporation

On March 4, 2013, stockholders holding 68.77% of the shares in the corporation, representing a majority of the voting power, voted in favor to amend the Fourth Article of the Articles of Incorporation to (a) Increase the number of authorized shares of Common Stock from fifty nine million (59,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common stock; (b) Amend the par value of Common Stock from a par value $0.0166 per share to a par value of $0.00004897 per share; (c) Amend the Class B Preferred shares such that the voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share; (d) Authorize the issuance of five million (5,000,000) shares of “blank check” preferred stock, 0.0166 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board of Directors. The amendment became effective on March 4, 2013.

Stock Issuance Commitment

On April 3, 2012 The Company entered into an agreement with one of its vendors, whereby the vendor will provide services valued at $15,000 in exchange for 150,000 shares of contingently issuable Restricted Class A Common Stock at $0.10 per share.

Operating Leases

On September 30, 2012, the companies leased office space located at 3700 E. Tahquitz Drive, Suite 117, Palm Springs, CA 92262 expired. Our corporate headquarters, including our principal administrative, marketing, technical support, and research and development departments, are presently located in Palm Springs, CA, in office and warehouse provided by the Coachella Valley Economic Partnerships (CVEP) iHub division. The Company has been assigned two office spaces and one area suitable for assembling our technology. Management took possession of the space on April 17, 2013. Rent has yet to be determined.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. In March of 2010, Attune RTD engaged the services of a vendor to complete work described in the Scope of Services portion of a March 2010 agreement. Pursuant to the Agreement, the Company paid the vendor a total of $70,618 towards the completion of services. The agreement contained a “not to exceed cost” of $89,435. On or about September 21, 2010 the Company issued vendor 250,000 shares of Restricted Class A Common Stock as an incentive for vendor to deliver services not later than March 1, 2011. Vendor agreed to incrementally deliver work in process. No work in process was received from vendor. Vendor requested the Company pay an additional $18,818. On or about October 4, 2010, vendor repudiated the agreement. On February 23, 2011 The Company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations. Vendor did not acknowledge receipt of letter.

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

As of March 31, 2013 and December 31, 2012, the Company owed its 2 principal officers combined accrued salaries of $230,901 and $181,538, respectively.

The CEO and CFO of the Company contributed $4,647 for the January, February and March 2013 payments for two vehicles for the Company. They do not expect to be repaid by the Company and therefore the contribution of $4,647 will be considered contributed capital to the Company.

9.	SUBSEQUENT EVENTS

On April 13, 2013, the Company issued 72,500 shares of Class A common stock at $.10 each for services provided by a vendor and these shares were accrued for at a prior period.

On April 15, 2013, the Company’s vendor shipped ten complete BrioWave printed circuit boards that were received by the Company.

On April 15, 2013, 900,000 Warrants expired.

On April 18, 2013, the Company entered into an agreement to execute a convertible promissory note in the amount of $22,500 bearing interest at 8% per annum, with the note due and payable in January 22, 2014. The note is convertible into shares of Class A common stock at a variable conversion price based on 55% of the market value of the stock at the time of conversion. On April 26, 2013, the funding was received by the Company.

On April 18, 2013, the Company executed an agreement with Portage DTC Advisors, LLC for the purpose of executing an application for Depository Trust Clearing (DTC). The services are valued at $11,000 and are all inclusive.

On April 18, 2013 Greenberg, Grant & Richards contacted the Company on behalf of a vendor and made demand for $21,067.62 for an unpaid debt obligation. The amount owed is unsecured. Company management has contacted vendor in an effort to work out an agreement to pay the debt that is agreeable to both vendor and Company. As of today’s date, no agreement has been reached.

On April 19, 2013, the Company’s vendor shipped ten complete BrioWave printed circuit boards that were received by the Company.

On April 24, 2013; Landry & Jacobs, LLC made demand for payment in the amount of $214.14 on behalf of a previous vendor, Authorize.net. The vendor was engaged to clear credit card transactions on its product website. The debt obligation is unsecured.

On April 30, 2013, the Company delivered sixteen pre-paid BrioWave 175p Smart Energy Management Controllers to a vendor pursuant to a sales agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue. For the quarters ended March 31, 2013 and 2012, the Company had revenue of $950 and $0, respectively, . The Company is in the development stage and has limited revenues, as the Company has been involved in the rollout and testing of its first products into the Texas market.

Gross Profit. Since the Company has yet to record and or achieve any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $780,032 for the three months ended March 31, 2013, compared to $191,918 for the same period in 2012 a increase of approximately 306%. This increase was the result of consulting expenses increasing to over $600,000. Payroll expenses for the period ending March 31, 2013 also rose to $106,653, approximately $34,319 more than the same period in 2012. This along with the increase of professional fees for the period ending, March 31, 2013 of $59,024 – an increase of $38,641 from the same period for the prior year also assisted in the resulting increase.

Provision for Income Taxes. Our income taxes for the three months ended March 31, 2013 and 2012 were $0. We did not incur any federal tax liability for the three months ended March 31, 2013 and 2012 because we incurred operating losses in these periods.

Net Losses. We generated net losses of $783,544 for the three months ended March 31, 2013 compared to $209,485 for the same period in 2012, an increase of 274%. This increase was caused by the Company incurring a gain in fair value derivative of $(21,482) in March 2013 and a loss of $40,754 in March 2012, offset by the stock-based compensation issued to the officers in the amount of $607,250.

Liquidity and Capital Resources

General. At March 31, 2013, cash was present in the amount of $752. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

6

Our operating activities used cash in operations of approximately $49,248 for the three months ended March 31, 2013, and we used cash in operations of approximately $167,492 for the same period in 2012. The principal elements of cash flow from operations for the three months ended March 31, 2013 included a net loss of $783,544 offset by; depreciation and amortization expense of $8,909, stock-based expenses of $649,752, and accrued expenses and salaries of approximately $97,117.

Cash received in our financing activities was $50,000 for the three months ended March 31, 2013, compared to cash received of approximately $47,500 during the same period in 2012.

As of March 31, 2013, current liabilities exceeded current assets by $837,054, compared to December 31, 2012, where current liabilities exceeded current assets by $731,606. Current assets increased approximately 100% from $0 at December 31, 2012 to $752 at March 31, 2013 while current liabilities increased 15% to $837,806 at March 31, 2013 from $731,606 at December 31, 2012. As a result, our working capital deficit increased from $731,606 at December 31, 2012 to $837,054 at March 31, 2013.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2012. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

7

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.

** Filed herewith.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTUNE RTD (Name of Registrant)

Date: May 15, 2013	By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

9