Form 10-Q
period 2013-06-30
ATTUNE RTD
filed 2013-08-14
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 9, 2013, there were 40,328,418 shares of Class A common stock, $0.00004897 par value per share, outstanding;

ATTUNE RTD

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-1

		Statements of Operations for the three and six months ended June 30, 2013 and 2012, and the period from July 14, 2007 (Inception) to June 30, 2013 (unaudited)	F-2

		Statements of Cash Flows for the Six months ended June 30, 2013 and 2012, and the period from July 14, 2007 (Inception) through June 30, 2013 (unaudited)	F-3

		Notes to Financial Statements (unaudited)	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

	Item 4.	Controls and Procedures	7

Part II.	Other Information

	Item 1.	Legal Proceedings	8

	Item 1A.	Risk Factors	8

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

	Item 3.	Defaults Upon Senior Securities	8

	Item 4.	Mine Safety Disclosures	8

	Item 5.	Other Information	8

	Item 6.	Exhibits	8

Signatures			9

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Attune RTD, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to generate meaningful revenues, whether our products will ever be sold on a mass market commercial basis, our ability to protect our intellectual property, the Company’s need for and ability to obtain additional financing, the exercise of the control the Company’s officers and directors collectively hold of the Company’s voting securities, other factors over which we have little or no control, and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ATTUNE RTD
(a development stage company)

Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012
and the Period from July 14, 2007 (Inception of Development Stage) to June 30, 2013

4

TABLE OF CONTENTS

Page

Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	F-1

Unaudited Statements of Operations for the three and Six months ended June 30, 2013 and 2012 and the period from July 14, 2007 (Inception of Development Stage) to June 30, 2013	F-2

Unaudited Statements of Cash Flows for the Six months ended June 30, 2013 and 2012 and the period from July 14, 2007 (Inception of Development Stage) to June 30, 2013	F-3

Notes to Unaudited Financial Statements	F-4

5

Attune RTD
(a development stage company)
Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets
Cash	$65,515	$-

Total Current Assets	65,515	-

Property and Equipment, net	880	78,497

Total Assets	$66,395	$78,497

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$142,245	$124,217
Accrued Expenses	355,479	202,692
Royalty Payable	22,000	22,000
Deferred Revenue	10,000	10,000
Liability to Guarantee Equity Value	90,980	90,980
Convertible Note Payable-net of discount of $55,872 and $2,696	127,628	120,304
Related Party Debt	10,184	10,184
Notes Payable	206,294	40,401
Derivative Liability	137,085	110,828

Total Current Liabilities	1,101,895	731,606

Long Term Liabilities
Long Term Debt - less current portion	-	130,706

Total Liabilities	1,101,895	862,312

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value; 5,000,000 shares authorized; 1,000,000 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16,600	16,600
Class A Common Stock, $0.0000487 par value; 20,000,000,000 shares authorized; 39,450,349 and 32,126,727 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	654,354	532,707
Class A Common Stock Payable	47,500	48,500
Additional Paid-in Capital	4,081,976	3,498,237
Deficit accumulated during development stage	(5,835,930)	(4,879,859)

Total Stockholders' Equity (Deficit)	(1,035,500)	(783,815)

Total Liabilities and Stockholders' Equity (Deficit)	$66,395	$78,497

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD
(a development stage company)
Condensed Statements of Operations

					Period from July 14, 2007
	Three Months Ended		Six Months Ended		(Inception of Development Stage)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$11,502	$950	$11,502	$50,577

Operating Expenses
General and Administrative Expense	65,946	150,966	760,807	229,797	4,059,093
Change in Fair Value - Derivative	(7,738)	(33,107)	(29,220)	7,647	18,950
Impairment of Patent and Trademarks	-	-	-	-	62,634
Loss on Software Impairment	-	-	-	-	74,269
Payroll Expense	100,054	68,846	206,707	141,180	1,493,710

Total Operating Expenses	158,262	186,705	938,294	378,624	5,708,656

Loss from Operations	(158,262)	(175,203)	(937,344)	(367,122)	(5,658,079)

Other income (expense)

Gain on asset theft, net	-	-	-	-	29,126
Interest Expense	(14,015)	(29,186)	(18,477)	(46,753)	(100,474)
Interest Income	-	-	-	-	15,999
(Loss) Gain on Debt conversion	-	-	-	-	(122,252)
Income Tax Expense	(250)	(800)	(250)	(800)	(250)

Total Other income (expense)	(14,265)	(29,986)	(18,727)	(47,553)	(177,851)

Net Loss	(172,527)	(205,189)	(956,071)	(414,675)	(5,835,930)

Preferred stock dividends	(5,049)	(5,049)	(10,042)	(10,042)	(120,779)

Net loss applicable to common stock	$(177,576)	$(210,238)	$(966,113)	$(424,717)	$(5,956,709)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	31,623,324	29,035,342	31,623,324	29,035,342

The accompanying unaudited notes are an integral part of these Financial Statements

Attune RTD
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)
			Period from July 14, 2007
	Six Months Ended		(Inception of
	June 30,		Development Stage)
	2013	2012	to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(956,071)	(414,675)	$(5,835,930)

Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	662,250	30,000	1,800,705
Contributed Capital	-	-	111,781
Depreciation and Amortization	25,241	67,112	178,844
Amortization of Debt Discount	-	-	-
Interest expense on conversion to Class A common stock	-	-	24,035
Loss (Gain) on conversions of debt to Class A common stock, net	-	-	147,252
Gain on asset theft, net	-	-	(29,125)
Impairment of Patent and Trademarks and Software	-	-	136,902
Change in Fair Value-Derivative	(29,220)	7,647	18,950
Bad Debt Expense	-	-	9,000
Gain on Forgiveness of Debt	-	-	(25,000)
Penalty Expense on defaulting - Asher	-	-	43,000

Changes in Assets and Liabilities:
Accounts Receivable	-	9,783	(9,000)
Prepaid Expenses	-	2,706	-
Security Deposit	-	1,800	(1,794)
Accounts Payable and Accrued Expenses	75,247	(33,969)	391,364
Accrued Salary	95,566	-	213,440
Deferred Financing Costs	-	951	829
Liability to Guarantee Equity Value	-	-	35,000
Deferred Revenue	-	-	10,000
Royalty Payable	-	-	22,000

NET CASH USED IN OPERATING ACTIVITIES	(126,984)	(328,645)	(2,757,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred Patent costs	-	-	(41,378)
Loans receivable from Officers	-	-	(175,825)
Trademark Costs	-	-	(21,254)
Insurance proceeds on asset theft	-	-	30,961
Cash paid for purchase of fixed assets	-	-	(27,820)
Cash Received for sale of fixed assets	-	-	1,500

NET CASH USED IN INVESTING ACTIVITIES	-	-	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	-	128,000	2,747,617
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Contributed Capital	4,647	-	4,647
Borrowings on Debt	192,500	42,500	278,000
Principal Payments on Capital Lease Obligations	-	(354)	(5,810)
Loan Payable to Principal Stockholder	-	-	70,184
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Redemption of Common Stock for Value	-	-	(4,999)
Principal Payments on Software Licensing	-	(9,685)	(31,768)
Principal Payments on Truck Loans	(4,648)	(8,215)	(29,996)

NET CASH PROVIDED BY FINANCING ACTIVITIES	192,499	152,246	3,057,075

NET INCREASE (DECREASE) IN CASH	65,515	(176,399)	65,515

CASH AT BEGINNING OF PERIOD	-	254,137	-

CASH AT END OF PERIOD	$65,515	77,738	$65,515

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$18,477	$-	$96,406
Income Tax	$250	$800	$250

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$-	$40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	$-	$48,980
Redemption of stock by officers for loan repayment	$-	$-	$175,828
Financing of Software License	$-	$-	$117,270
Capitalization of Deferred Financing Costs	$-	$112	$2,612
Shares issued for services, accrued in prior period and issued in current	$30,024	$-	$30,024
Capitalization of Derivative Liability	$-	$194,048	$194,048
Financing of Truck Purchase	$-	$-	$114,190
Debt Discount	$64,208	$-	$64,208
Conversion of Debt	$22,000	$-	$22,000
Derivative Adjustment due to Debt Conversion	$8,732	$-	$8,732
Disposal of Trucks	$65,949	$-	$65,949

The accompanying unaudited notes are an integral part of these Financial Statements

ATTUNE RTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through June 30, 2013. To-date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years. Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at June 30, 2013 and December 31, 2012.

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

There were limited revenues of $950 for the six months ending June 30, 2013.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred; such amounts aggregated $0 for the six months ended June 30, 2013 and 2012, respectively.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$137,085	$29,220
Total	$-	$-	$137,085	$29,220

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$110,828	$38,946
Total	$-	$-	$110,828	$38,946

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the six months ended June 30, 2013, the Company had a net loss of $956,071; net cash used in operations of $126,984 and was a development stage company with limited revenues. In addition, as of June 30, 2013, the Company had a working capital deficit of $1,036,381, and a deficit accumulated during the development stage of $5,835,930.

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

On December 3, 2012, the Company issued convertible promissory note in the amount of $3,000. The convertible note has a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. As of June 30, 2013, this note remains outstanding.

On January 5, 2012, the Company issued convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 58% representing a discount rate of 42% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion the Company recorded a derivative liability. As of December 31, 2012 and June 30, 2013, this convertible note is in default under the terms of the note agreement and remains outstanding.

On February 21, 2013, the Company issued convertible promissory note in the amount of $50,000. The convertible note has a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. As of June 30, 2013, this note remains outstanding.

On April 18, 2013, the Company issued convertible promissory note in the amount of $22,500. The convertible note has a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability. As of June 30, 2013, this note remains outstanding.

In June 2013, the Company converted a $10,000 note to a related party into 500,000 share of common stock. The stock was not issued as of June 30, 2013 and is included in Stock Payable. In addition, the same related party, in June 2013, made another $10,000 loan to the Company. The loan is also convertible into common stock at the option of the lender and is non-interest bearing.

Because the Company has failed to pay the remaining principal balance together with accrued and unpaid interest upon the maturity dates, the Company is now in default under the notes with maturity dates July 3, 2012 and September 12, 2012. On January 30, 2013, demand for immediate payment as provided in the notes of $120,000, representing 150% of the remaining outstanding principal balance, together with default interest was made by vendors counsel. As of the date of this filing, the Company continues to work with the investor who has advanced additional funds beyond the date of the demand letter. The excess of $43,000 represents penalty on default and are recorded as a loss in the income statement.

The derivative features of the Notes taint (due to the indeterminate number of shares) the existing convertible instruments, specifically the warrants (“Tainted Warrants”) issued April 15, 2010 (“2010 Investor Warrants” - 900,000 with an exercise price of $0.40 and maturity date of 4/15/13) and issued June 21, 2013 (“2013 Investor Warrants” – 1,375,000 with an exercise price of $0.040 and maturity date of 6/23/16). The 2010 Investor Warrants expired in this period.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $137,084 and $110,828 at June 30, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a gain of $(59,336) for the six months ended June 30, 2013 and a loss of $7,647 for the six months ended 2012. The gain of $(29,220) for the six months ended June 30, 2013 consisted of a gain of ($49,251) attributable to the fair value of warrants, a loss of ($30,116) due issuance of warrants, and a gain in market value of ($10,085) on the convertible notes.

The following presents the derivative liability value by instrument type at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013	December 31, 2012
Convertible debentures	$106,965	$61,573
Common stock warrants	30,120	49,255
	$137,085	$110,828

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2013.

Derivative
Liability
Total
Balance, December 31, 2012	$110,828
Increase in derivative value due to issuances of convertible promissory notes	94,324
Change in fair market value of derivative liabilities due to the mark to market adjustment	(59,336)
Debt conversions	(8,732)
Balance, June 30, 2013	$137,084

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2013 and the years ended December 31, 2012:

The Note #1 & #2 face amount as of 6/30/13 is $108,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 58.00%). Both notes are in default and obligated to pay the 50% penalty and accrued interest – we therefore assumed the note balances of $41,766 and $66,234 (total $120,000) and no additional interest is being accrued.

●	The Note #3 face amount as of 6/30/13 is $3,000 with an initial conversion price of 50% of the 3 lowest lows out of the 10 previous days (effective rate of 50.00%).

●	The Note #4 face amount as of 6/30/13 is $50,000 with an initial conversion price of 50% of the lowest lows out of the 90 previous days (effective rate of 32.56%).

●	The Note #5 face amount as of 6/30/13 is $22,500 with an initial conversion price of 45% of the lowest lows out of the 90 previous days (effective rate of 29.30%).

●	The projected volatility curve for each valuation period was based on the annual historical volatility of the company in the previous section.

●	For Notes #1 & #2 an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%; for Note #3 an event of default would occur 1% of the time, increasing 1.00% per quarter to a maximum of 10%; and for Notes #4 & #5 an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%;

●	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

●	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

The 3 year warrants with an exercise price of $0.040 and no reset features were valued at issuance 6/21/13 using the Black Scholes model and the following assumptions: stock price at valuation, $0.10; strike price, $0.040; risk free rate 0.70%; 3 year term and 36 month term remaining; and volatility of 113.48% relating to these warrants as of issuance 6/21/13.

6.	COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value. On September 7, 2007, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000. On September 7, 2007, the Company enacted a 280 for 1 forward stock split pursuant to an Amended and Restated Articles of Incorporation filed with the Secretary of State of the State of Nevada. All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split. On November 28, 2007, the Company again amended its articles of incorporation to establish two classes of stock. The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share. The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized. Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.For the years ended December 31, 2012, 2011, 2010, 2009, 2008, and 2007, the board of directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2012, 2011, 2010, 2009, 2008, and 2007 were $110,737, $90,487, $70,237, $49,987 and $29,737, and $9,487, respectively.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010, 2011, 2012 and the six months ended June 30, 2013 included the following:

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

In the second quarter ended June 30, 2013, 357,143 shares of Class A common stock were sold for $12,500 cash with $.04 price per share. The shares related to this sale were not issued as of June 30, 2013 and are recorded as Stock Payable at June 30, 2013.

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

During the quarter ended June 30, 2013, the company authorized 197,500 shares for services with a value of $19,750 based on Fair Market Value on the date of grant. The shares have not been issued as of June 30, 2013 and are recorded as stock payable.

During the quarter ended June 30, 2013, the company issued 72,500 shares for services with a value of $1,204 based on Fair Market Value on the date of grant.

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

In June 2013, the Company converted a $10,000 note to a related party into 500,000 shares of Common Stock at $0.02 per share. The note was converted in accordance with the conversion terms; therefore, no gain or loss was recognized.

In 2010 the Company issued 900,000 warrants to several investors in the Company. These warrants are attached to issuances of common stock and expired on April 15, 2013.

Warrant Activity for the Quarter ended June 30, 2013 is as follows:

	Warrant Shares	Exercise Price	Value if Exercised	Expiration Date
June 21, 2013	2,750,000	$.04	$110,000	June 23, 2016

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

As of June 30, 2013, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai. As of June 30, 2013, the balance sheet date, none of the shares under this plan were granted or issued.

7.	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2013, the Company owed its officers $277,101 based on the terms of the agreements.

Amend the Fourth Article of the Articles of Incorporation

On March 4, 2013, stockholders holding 68.77% of the shares in the corporation, representing a majority of the voting power, voted in favor to amend the Fourth Article of the Articles of Incorporation to (a) Increase the number of authorized shares of Common Stock from fifty nine million (59,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common stock; (b) Amend the par value of Common Stock from a par value $0.0166 per share to a par value of $0.00004897 per share; (c) Amend the Class B Preferred shares such that the voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share; (d) Authorize the issuance of five million (5,000,000) shares of “blank check” preferred stock, 0.0166 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board of Directors. The amendment became effective on date of filing, July 10, 2013.

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

As of this date, the Company is currently contemplating litigation with counsel to cancel the stock certificate. Attune’s alleged damages resulting from vendor’s failure to perform and subsequent repudiation of the contract, including the Company’s lost opportunity costs, should it pursue litigation against vendor, will need to be established by an economic expert. Vendor could conceivably pursue litigation against the Company for the $18,818; however, the Company believes this is not probable and therefore a contingent liability is not warranted.

On or about July 30 of 2012, Wakabayashi Fund, LLC sent an email advertisement to Attune RTD, to which Mr. Davis, Attune RTD’s C.E.O and Thomas Bianco, Attune RTD’s C.F.O, responded. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with both Davis and Bianco, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed Attune RTD’s information, agreed to invest immediately, and were imminently prepared to send checks to the company, but that he would not advise them to do so until after the company delivered to the Fund the first 750,000 share stock certificate. Only after Mr. Stone assured Davis and Bianco that the investment was assured, imminent and forthcoming, and that the company would be receiving the first of many checks within a week or two after he received the stock certificate, did Attune RTD agree to process the now pending stock certificate. Attune RTD negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in those short weeks, based on promises he allegedly secured from pre-existing relationships, amounting to $100,000 - $200,000 in funds that he stated would begin arriving at Attune RTD within the first few weeks. The Company indicated an urgent need for capital and believed that Mr. Stone would fulfill the promise that was bargained for. No funds or offers to provide funds for Attune RTD have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. The Company believes Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013 the Company was notified by it transfer agent that Wakabayashi was attempting to clear a stock certificate. The Company notified the transfer agent it was placing a stop on the transaction. On or about July 2, 2013 the Company received an email from its transfer agent with a letter from Mr. Stone’s counsel. On or about June 10, 2013 the Company replied to Stone’s counsel detailing Mr. Stone’s promise and indicated the Company would not process the certificate, but in an effort to resolve this matter, the Company offered Mr. Stone 50,000 shares. The Company is prepared to litigate the matter.

8.	RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, the Company owed its 2 principal officers combined accrued salaries of $277,101 and $181,538, respectively.

The CEO and CFO of the Company contributed $4,647 for the January, February and March 2013 payments for two vehicles for the Company. They do not expect to be repaid by the Company and therefore the contribution of $4,647 will be considered contributed capital to the Company.

On June 8, 2013, the Company released and discharged two Ford F150 vehicles, and all claims of ownership along with the entire remaining debt obligations owed on each vehicle to Mr. Davis, the Company’s CEO, and to Mr. Bianco, the Company’s principal financial officer. Both vehicles were purchased personally by and registered to the officers for business use in a pilot program the Company participated in with a major utility provider. The Company began making payments of $755.70 beginning on 6/06/2011 for the vehicle purchased by Mr. Davis and ended making payments on December 2012. The Company began making payments of $755.70 beginning on 6/06/2011 for the vehicle purchased by Mr. Bianco and ended making payments on December 2012. Both officers have agreed to reduce their deferred payroll amounts by $20,000 each. The transaction resulted in no gain or loss and was reflected as additional paid in capital.

9.	SUBSEQUENT EVENTS

On July 25, 2013, the Company converted a note with a related party that was issued on June 7, 2013 with a face value of $10,000 into restricted common stock shares at $0.02 per share, satisfying the note dated 7/23/2012 in full.

On July 24, 2013 the Company issued 862,069 shares of Class A Common Stock to convert $15,000 principal of a convertible note dated September 28, 2011, as amended by Amendment No 1 dated October 17, 2011 with a principal face value of $42,500. The principal due remaining on this note after conversion is $24,750.

On August 8, 2013, the Company issued convertible promissory note in the amount of $10,000. The convertible note has a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 35% representing a discount rate of 65% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded a derivative liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue. For the quarters ended June 30, 2013 and 2012, the Company had revenue of $0 and $11,502, respectively. The Company is in the development stage and has limited revenues, as the Company has been involved in the rollout and testing of its first products into the Texas market.

Gross Profit. Since the Company has yet to record and or achieve any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $158,262 for the three months ended June 30, 2013, compared to $186,705 for the same period in 2012 a decrease of approximately 15%. This decrease was the result of advertising and promotion expenses decreasing by approximately $56,000, consulting and other expenses decreased by approximately $27,000. Payroll expenses for the period ending June 30, 2013 rose by approximately $31,000.

Provision for Income Taxes. Our income taxes for the three months ended June 30, 2013 and 2012 were $0. We did not incur any federal tax liability for the three months ended June 30, 2013 and 2012 because we incurred operating losses in these periods.

Net Losses. We generated net losses of $172,527 for the three months ended June 30, 2013 compared to $205,189 for the same period in 2012, a decrease of 16%.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue. For both six months ended June 30, 2013 and 2012, the company has had limited revenues. The Company is in the development stage and for the first six months of 2013 had $950 in revenues and for same period in 2012 had revenues of $11,502 from one customer.

Gross Profit. Since the company has yet to record any significant revenues, it does not have any costs associated with sales, therefore there are no gross profits to report.

Operating Expenses. Total operating expense was $938,294 for the six months ended June 30, 2013, compared to $378,624 for the same period in 2013, an increase of approximately 149%. This increase was primarily caused by the issuance of stock for services in the amount of $662,250 in 2013. Payroll related expenses increased in the six months ended June 30, 2013 by approximately 46% from the previous six month period in 2012. Product development expense increased by approximately $57,000 in the June 30, 2013 period compared to June 30, 2012.

Provision for Income Taxes. Our income taxes for the six months ended June 30, 2013 were $250, compared to $800 for the same period in 2012. We did not incur any federal tax liability for the six months ended June 30, 2013 and 2012 because we incurred operating losses in these periods. The income tax relates solely to the minimum tax due to the State of California.

Net Earnings (Loss). We generated net losses of approximately $956,071 for the six months ended June 30, 2012 compared to approximately $414,675 for the same period in 2011, an increase of approximately 131%.

Liquidity and Capital Resources

General. At June 30, 2013, cash was present in the amount of $65,515. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

6

Our operating activities used cash in operations of approximately $126,984 for the six months ended June 30, 2013, and we used cash in operations of approximately $328,645 for the same period in 2012. The principal elements of cash flow from operations for the six months ended June 30, 2013 included a net loss of $956,071 offset by; depreciation and amortization expense of $25,241, stock-based expenses of $662,250, and accrued expenses and salaries of approximately $170,813.

Cash received in our financing activities was $192,499 for the six months ended June 30, 2013, compared to cash received of approximately $152,246 during the same period in 2012.

As of June 30, 2013, current liabilities exceeded current assets by $1,036,381, compared to December 31, 2012, where current liabilities exceeded current assets by $731,606. Current assets increased approximately 100% from $0 at December 31, 2012 to $65,515 at June 30, 2013 while current liabilities increased 51% to $1,101,896 at June 30, 2013 from $731,606 at December 31, 2012. As a result, our working capital deficit increased from $731,606 at December 31, 2012 to $1,036,381 at June 30, 2013. Included in this increased deficit in working capital are notes payable, which at December 31, 2012 were long-term and are now current.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 10, 2013 the Company filed an amendment with the Nevada Secretary of State that amended its Articles of Incorporation to (a) Increase the number of authorized shares of Common Stock from fifty nine million (59,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common Stock; (b) Amend the par value of Common Stock from a par value $0.0166 per share to a par value of $0.00004897 per share; (c) Amend the Class B Preferred shares such that the voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share; (d) Authorize the issuance of five million (5,000,000) shares of “blank check” preferred stock, 0.0166 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board of Directors.

On June 21, 2013 the Company issued two Secured Promissory notes in the amount of $55,000 each to two investors. Under the terms of the agreement, the Company agrees to pay interest on the unpaid principal balance at the rate of twelve percent (12%) per annum from the date thereof until the same becomes due and payable, whether at maturity or by prepayment or otherwise. All payments are to be made from proceeds received in the normal course of business or from proceeds received in connection with an S-1 registration statement which the Company is currently working on. In connection with the notes, the Company issued each investor a warrant grant giving them the option, but not the obligation to purchase 1,375,000 shares each of restricted common stock shares for $0.04, beginning on June 21, 2013 and ending on June 23, 2016. The principal amount of each note shall accrue interest of $6,600, due at maturity with principal of $55,000, totaling $61,600 due on the date of maturity, June 23, 2014. The notes do not contain any prepayment penalties and are secured by the Company’s utility patent.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.

**	Filed herewith.

***	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTUNE RTD (Name of Registrant)

Date: August 14, 2013	By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

9