Form 10-Q
period 2013-09-30
ATTUNE RTD
filed 2013-11-19
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-163579

ATTUNE RTD, Inc.

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

As of November 19, 2013, there were 43,312,209 shares of the registrant’s Class A common stock, $0.00004897 par value per share, outstanding.

ATTUNE RTD, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	F-1

		Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-1

		Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and the Period from July 14, 2007 (Inception) to September 30, 2013 (unaudited)	F-2

		Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and the Period from July 14, 2007 (Inception) through September 30, 2013 (unaudited)	F-3

		Notes to Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

	Item 4.	Controls and Procedures	7

Part II.	Other Information

	Item 1.	Legal Proceedings	8

	Item 1A.	Risk Factors	9

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

	Item 3.	Defaults Upon Senior Securities	9

	Item 4.	Mine Safety Disclosures (Not applicable.)	9

	Item 5.	Other Information	9

	Item 6.	Exhibits	10

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Attune RTD, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to generate meaningful revenues; whether our products will ever be sold on a mass market commercial basis; our ability to protect our intellectual property; our need for and ability to obtain additional financing; the exercise of the majority control our officers and directors collectively hold of our voting securities; other factors over which we have little or no control; and other factors discussed in our filings with the Securities and Exchange Commission.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Attune RTD, Inc.

(a development stage company)

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets
Cash	$54	$-

Total Current Assets	54	-

Property and Equipment, net	248	78,497

Total Assets	$302	$78,497

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$141,747	$124,217
Accrued Expenses	364,190	202,692
Royalty Payable	22,000	22,000
Deferred Revenue	10,000	10,000
Liability to Guarantee Equity Value	90,980	90,980
Convertible Note Payable-net of discount of $55,872 and $2,696	221,448	120,304
Related Party Debt	10,184	10,184
Notes Payable	110,000	40,401
Derivative Liability	194,152	110,828

Total Current Liabilities	1,164,701	731,606

Long Term Liabilities
Long Term Debt - less current portion	-	130,706

Total Liabilities	1,164,701	862,312

Commitments and Contingencies (See Note 7)

Stockholders' Equity (Deficit)
Class B Participating Cumulative Preferred Super Voting Stock, $0.0166 par value; 5,000,000 shares authorized; 1,000,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16,600	16,600
Class A Common Stock, $0.0000487 par value; 20,000,000,000 shares authorized; 41,312,209 and 32,126,727 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	685,264	532,707
Class A Common Stock Payable	37,500	48,500
Additional Paid-in Capital	4,105,644	3,498,237
Deficit accumulated during development stage	(6,009,407)	(4,879,859)

Total Stockholders' Equity (Deficit)	(1,164,399)	(783,815)

Total Liabilities and Stockholders' Equity (Deficit)	$302	$78,497

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 14, 2007 (Inception of Development Stage) to September 30,
	2013	2012	2013	2012	2013
Revenues	$-	375	950	11,877	50,577

Operating Expenses
General and Administrative Expense	30,647	163,758	791,454	393,560	4,089,740
Change in Fair Value - Derivative	66,646	(13,944)	37,426	(6,297)	85,596
Impairment of Patent and Trademarks	-	-	-	-	62,634
Loss on Software Impairment	-	-	-	-	74,269
Payroll Expense	48,429	63,583	255,136	204,761	1,542,139

Total Operating Expenses	145,722	213,397	1,084,016	592,024	5,854,378

Loss from Operations	(145,722)	(213,022)	(1,083,066)	(580,147)	(5,803,801)

Other Income (Expense)

Gain on Asset Theft, Net	-	-	-	-	29,126
Interest Expense	(27,755)	(26,753)	(46,232)	(73,506)	(128,229)
Interest Income	-	-	(250)	-	15,749
(Loss) Gain on Debt Conversion	-	(750)	-	(750)	(122,252)
Income Tax Expense	-	-	-	(800)	-

Total Other Income (Expense)	(27,755)	(27,503)	(46,482)	(75,056)	(205,606)

Net Loss	(173,477)	(240,525)	(1,129,548)	(655,203)	(6,009,407)

Preferred Stock Dividends	(5,049)	(5,049)	(15,091)	(15,091)	(125,828)

Net Loss Applicable to Common Stock	$(178,523)	$(245,574)	$(1,139,587)	$(60,294)	(6,130,186)

Net Loss per Common Share Applicable to Common Stock:
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	32,389,794	28,792,537	32,389,794	49,401,192

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

			Period from July 14, 2007
			(Inception of
	Nine Months Ended September 30,		Development Stage) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,129,548)	$(655,203)	$(6,009,408)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Class A Common Stock and Preferred Stock Granted for Services	649,750	152,390	1,788,205
Contributed Capital	-	-	111,781
Depreciation and Amortization	48,306	102,829	201,909
Amortization of Debt Discount	-	-	-
Interest Expense on Conversion to Class A Common Stock	-	-	24,035
Loss (Gain) on Conversions of Debt to Class A Common Stock, Net	-	-	147,252
Gain on Asset Theft, Net	-	-	(29,125)
Impairment of Patent and Trademarks and Software	-	-	136,902
Change in Fair Value-Derivative	37,426	(6,297)	85,596
Bad Debt Expense	-	-	9,000
Gain on Forgiveness of Debt	-	-	(25,000)
Penalty Expense on defaulting - Asher	-	-	43,000

Changes in Assets and Liabilities:
Accounts Receivable	-	9,783	(9,000)
Prepaid Expenses	-	2,706	-
Security Deposit	-	-	(1,794)
Accounts Payable and Accrued Expenses	179,121	(42,893)	495,236
Accrued Salary	-	-	117,877
Deferred Financing Costs	-	857	829
Liability to Guarantee Equity Value	-	-	35,000
Deferred Revenue	-	-	10,000
Royalty Payable	-	-	22,000

NET CASH USED IN OPERATING ACTIVITIES	(214,945)	(435,828)	(2,845,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred Patent Costs	-	-	(41,378)
Loans Receivable from Officers	-	-	(175,825)
Trademark Costs	-	-	(21,254)
Insurance Proceeds on Asset Theft	-	-	30,961
Cash Paid for Purchase of Fixed Assets	-	-	(27,820)
Cash Received for Sale of Fixed Assets	-	-	1,500

NET CASH USED IN INVESTING ACTIVITIES	-	-	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	12,500	153,000	2,760,117
Offering Costs Related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Contributed Capital	4,647	-	4,647
Borrowings on Debt	202,500	52,500	288,000
Principal Payments on Capital Lease Obligations	-	(530)	(5,810)
Loan Payable to Principal Stockholder	-	-	70,184
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Redemption of Common Stock for Value	-	-	(4,999)
Principal Payments on Software Licensing	-	(9,684)	(31,768)
Principal Payments on Truck Loans	(4,648)	(12,289)	(29,996)

NET CASH PROVIDED BY FINANCING ACTIVITIES	214,999	182,997	3,079,575

NET INCREASE (DECREASE) IN CASH	54	(252,831)	54

CASH AT BEGINNING OF PERIOD	-	254,137	-

CASH AT END OF PERIOD	$54	1,306	54

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest Expense	$1,122	73,506	79,051
Income Tax	$13,917	800	13,917

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	15,000	40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	-	7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	-	55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	-	70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	-	48,980
Redemption of stock by officers for loan repayment	$-	-	175,828
Financing of Software License	$-	-	117,270
Capitalization of Deferred Financing Costs	$-	-	2,612
Shares Issued for Services, Accrued in Prior Period and Issued in Current Period	$30,024		30,024
Capitalization of Derivative Liability	$-	-	194,048
Financing of Truck Purchase	$-	-	114,190
Debt Discount	$74,208	-	64,208
Conversion of Debt	$47,000	8,000	22,000
Derivative Adjustment due to Debt Conversion	$28,310	-	8,732
Disposal of Trucks	$65,949	-	65,949

The accompanying unaudited notes are an integral part of these Financial Statements.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Attune RTD, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 19, 2001 under the name Catalyst Set Corporation. The Company was dormant until July 14, 2007. On September 7, 2007, the Company changed its name to Interfacing Technologies, Inc. On March 24, 2008, the Company changed its name to Attune RTD. The Company’s principal executive offices are in Palm Springs, California. The Company is a development stage company that was formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

The Company has been presented as a “development stage enterprise.” The Company is presented as in the development stage from July 14, 2007, inception of development stage, through September 30, 2013. To date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 8, 2013. The Company follows the same accounting policies in the preparation of its interim reports as it does for its annual reports.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the estimates of depreciable lives and valuation of property and equipment, allowances for losses on loans receivable, valuation of deferred patent costs, valuation of equity based instruments issued for other than cash, valuation of officer’s contributed services, and the valuation allowance on deferred tax assets.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2013 and December 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years. Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at September 30, 2013 and December 31, 2012.

REVENUE RECOGNITION

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

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

There were limited revenues of $950 for the nine months ended September 30, 2013.

DEFERRED PATENT COSTS AND TRADEMARK

Patent costs are stated at cost (inclusive of perfection costs) and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (typically, twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”). The Company will write-off any currently capitalized costs for patents not granted by the USPTO. Currently, the Company been granted four patents.

Trademark costs are capitalized on the Company’s balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. On December 31, 2011, the Company evaluated and fully impaired all patents and trademarks due to uncertainty regarding funding of future cost.

SOFTWARE LICENSE

Due to insignificant revenue and lack of future contract, the Company has recognized impairment of $74,269 related to a software license as of the balance sheet date of December 31, 2012. The asset is fully impaired.

ACCOUNTING FOR DERIVATIVES

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. Accordingly, the Company analyzed the derivative financial instruments (see Note 4) in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company recognized an impairment loss of $74,269 related to software assets during 2012.

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred, and such amounts aggregated $750 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$194,152	(37,426)
Total	$-	$-	$194,152	(37,426)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$110,828	38,946
Total	$-	$-	$110,828	38,946

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires is already required to be disclosed elsewhere in the Company’s financial statements under U.S. GAAP. The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes to the financial statements) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, Technical Corrections and Improvements in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification, including technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114., Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

2.	GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage company with limited revenues. For the nine months ended September 30, 2013, the Company had a net loss of $1,129,548, used cash in operations of $214,945. In addition, as of September 30, 2013, the Company had a working capital deficit of $1,164,647, and a deficit accumulated during the development stage of $6,009,407.

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

Management’s plan to increase working capital includes completing product development, generating marketing agreements with product distributors and raising additional funds through a private placement offering or offerings of the Company’s common stock.

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

3.	SOFTWARE LICENSE

The Company capitalized its March 2011 purchase of a software license. The license is being amortized over sixty months following the straight-line method and is included in “other assets” in the balance sheet, in accordance to ASC 350. During the year ended December 31, 2011, the Company recorded $19,545 of amortization expense related to the license. The terms and conditions of the license arrangement that the Company entered into with its software vendor is based on a sixty-month buyout agreement for a perpetual license, payable in equal consecutive monthly installments in the amount of $5,650. The monthly payment includes interest, the accrued portion of a one-time software license fee of $142,669, which is subject to adjustment in the event of upgrades, and certain associated maintenance fees. Pursuant to the terms of the agreement, the vendor has granted the Company a non-exclusive, non-transferable right to use the specified software in object code form only on the Company’s designated servers. The monthly payments may not be cancelled. If the monthly payments are not paid when due, and the default continues for 30 days after notice of default, the remaining unpaid balance of the one-time software license fee of $142,669 shall be immediately due and payable. The Company may prepay the balance of remaining installments at any time, with an appropriate credit, as determined by the vendor, for the future portion of the interest. Maintenance will be provided for the balance of the designated period. The vendor may transfer and assign the Company’s payment obligation hereunder. As of September 30, 2013, the Company is in default under the terms and conditions of the agreement. The Company has been in contact with the vendor over the non-payment situation and as of the date of the filing of this Quarterly Report on Form 10-Q, the vendor has not prevented access to the software and continues to bill the Company for its respective monthly payments. Due to insignificant revenue and lack of future contract, the Company has recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012.

4.	CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

Convertible Note 1. On October 2011, the Company issued a convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 58% representing a discount rate of 42% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 1 as a derivative liability. On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note into equity. The note was converted in accordance with the conversion terms; therefore, no gain of loss was recognized. On March 5, 2013, the Company issued 591,133 shares of Class A Common Stock to convert $12,000 of the convertible note into equity. On July 24, 2013, the Company issued 862,069 shares of Class A Common Stock to convert $15,000 of the convertible note into equity. On October 14, 2013, the Company issued 2,000,000 shares of Class A Common Stock to convert $7,600 of the convertible note into equity, leaving a principal balance due remaining of $17,150 due under this note after conversion.

Convertible Note 2. On January 5, 2012, the Company issued a convertible promissory note in the amount of $42,500. The convertible note has a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 58% representing a discount rate of 42% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 3 as a derivative liability. As of December 31, 2012 and September 30, 2013, Convertible Note 2 is in default under the terms of the note and remains outstanding.

Convertible Note 3. On December 3, 2012, the Company issued a convertible promissory note in the amount of $3,000. The convertible note has a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 3 as a derivative liability. As of September 30, 2013, Convertible Note 3 remains outstanding and is in default under the terms of the note.

Convertible Note 4. On February 21, 2013, the Company issued a convertible promissory note in the amount of $50,000. The convertible note has a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 4 as a derivative liability. As of September 30, 2013, Convertible Note 4 remains outstanding.

Convertible Note 5. On April 18, 2013, the Company issued a convertible promissory note in the amount of $22,500. The convertible note has a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 5 as a derivative liability. As of September 30, 2013, Convertible Note 5 remains outstanding.

Convertible Note 6. On August 5, 2013, the Company issued convertible promissory note in the amount of $10,000. The convertible note has a maturity date of May 7, 2014 and an annual interest rate of 8% per annum. The holder of the note has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The note has a variable conversion price of 35% representing a discount rate of 65% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 6 as a derivative liability. As of September 30, 2013, Convertible Note 6 remains outstanding.

Related Party Notes. On July 23, 2012, the Company issued a $10,000 non-interest bearing promissory note to a related party. The note did not have a redemption date. Pursuant to the terms of the Note, the Company agreed that the holder has the right to convert its ownership interest of the Note into shares of common stock. In June 2013, the Company issued 1,000,000 shares of Class A Common Stock to the related party in exchange for the conversion of the holder’s entire ownership interest in the note, Subsequently therefore, the same related party, in June 2013, the Company issued a second $10,000 non-interest bearing promissory note.. The note is also convertible into common stock at the option of the holder.

Default under Certain Notes. Because the Company has failed to pay the remaining principal balance owed, together with the accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, and 3, the Company is now in default under the respective notes. Convertible Notes 1, 2, and 3 are held by the same holder. On January 30, 2013, the holder of Convertible Notes 1, 2 and 3 presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $120,000, representing 150% of the remaining outstanding principal balance of Convertible Notes 1, 2, and 3, together with default interest under the terms of the notes. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company continues to work with the holder of Convertible Notes 1, 2 and 3 to come to an agreeable solution, and the Company anticipates the parties will be able to resolve the issue amicably. The holder of Convertible Notes 1, 2 and 3 has continued to support the Company and has advanced certain additional funds to the Company after the date of his initial demand letter. The excess of $43,000 owed in addition to the principal amount owed under the Convertible Notes 1, 2, and 3 represents penalty on default and is recorded as a loss in the Company’s income statement.

Tainted Investor Warrants. The derivative features of the Convertible Notes described above are tainted due to the indeterminate number of shares, the Company’s existing convertible instruments, specifically the 900,000 warrants issued by the Company on April 15, 2010 with an exercise price of $0.40 and maturity date of April 15, 2013 (the “2010 Investor Warrants”) and the 2,750,000 warrants issued by the Company on issued June 21, 2013 with an exercise price of $0.040 and maturity date of June 23, 2016. The 2010 Investor Warrants expired on April 15, 2013.

5.	FAIR VALUE MEASUREMENTS-DERIVATIVE LIABILITIES

As discussed in Note 4 under Convertible Note and Fair Value Measurements, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the certain convertible promissory notes is indeterminable. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15, Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $194,152 and $110,828 at September 30, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of $37,426 for the nine months ended September 30, 2013 and a gain of $6,297 for the same period in the prior year. The loss of $37,426 for the nine months ended September 30, 2013 consisted of a gain of $25,453 attributable to the fair value of warrants, a loss of $30,116 due issuance of warrants, and a loss in market value of $28,583 on the convertible notes.

The following table presents the derivative liability value by instrument type at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
Convertible debentures	$140,234	$61,573
Common stock warrants	53,918	49,255
	$194,152	$110,828

The following table is a summary of changes in the fair market value of the derivative liabilities during the nine months ended September 30, 2013:

Derivative
Liability
Total
Balance, December 31, 2012	$110,828
Increase in derivative value due to issuances of convertible promissory notes	78,388
Change in fair market value of derivative liabilities due to the mark to market adjustment	3,130
Debt conversions	(28,310)
Warrant Issuance	30,116
Balance, September 30, 2013	$194,152

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2013 and the year ended December 31, 2012:

As of September 30, 2013, the total face amount of Notes 1 and 2 is $93,000, with an initial conversion price of 58% of the three lowest low prices reported out of the 10 previous trading days (an effective rate of 46.46%). Both notes are in default and the Company is obligated to pay the 50% penalty rate, along with accrued interest. Therefore, we have assumed the note balances of Notes 1 and 2 to be $26,766 and $66,234 (total $93,000), and no additional interest is currently being accrued.

●	The Note 3 face amount as of September 30, 2013 is $3,000 with an initial conversion price of 50% of the 3 lowest lows out of the 10 previous days (effective rate of 40.05%).

●	The Note 4 face amount as of September 30, 2013 is $50,000 with an initial conversion price of 50% of the lowest lows out of the 90 previous days (effective rate of 33.07%).

●	The Note 5 face amount as of September 30, 2013 is $22,500 with an initial conversion price of 45% of the lowest lows out of the 90 previous days (effective rate of 29.77%).

●	The Note 6 face amount as of September 30, 2013 is $0 (converted 7/25/13).

●	The Note 7 face amount as of September 30, 2013 is $10,000 with an initial conversion price of 35% of the lowest lows out of the 120 previous days (effective rate of 28.04%).

●	The projected volatility curve for each valuation period was based on the annual historical volatility of the company in the previous section

●	For Notes 1 through 7, the Company has assumed: an event of default, as defined in the notes, would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%; the holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and the holder would automatically convert the notes at maturity if the registration was effective and the Company was not in default.

Warrants. The Company has also issued certain warrants on June 21, 2013 with a three-year term and an exercise price of $0.040. No reset features were valued at issuance using the Black Scholes model and the following assumptions: stock price at valuation, $0.10; strike price, $0.040; risk free rate 0.70%; 3 year term and 36 month term remaining; and volatility of 113.48% relating to these warrants as of June 21, 2013.

6.	COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value. On September 7, 2007, the Company amended its articles of incorporation to increase the number of authorized common shares to 1,000,000. On September 7, 2007, the Company effected a 280 for 1 forward stock split pursuant to the Company’s Amended and Restated Articles of Incorporation. All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

On November 28, 2007, the Company amended its Amended and Restated Articles of Incorporation to establish two classes of stock. The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares are authorized and the holders of the Class A Common Stock are entitled to one vote per share. The second class of stock is Class B Participating Cumulative Preferred Super Voting Stock, par value $0.0166, of which 1,000,000 shares are authorized. Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%. For the years ended December 31, 2012, 2011, 2010, 2009, 2008, and 2007, the board of directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2012, 2011, 2010, 2009, 2008, and 2007 were $110,737, $90,487, $70,237, $49,987 and $29,737, and $9,487, respectively.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010, 2011, 2012 and the nine months ended September 30, 2013 included the following:

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

In 2010, 2,138,610 shares of Class A common stock were issued for $442,181 cash with various prices per share ranging from $0.18 to $.35.

In 2011, 6,349,750 shares of Class A common stock were issued for $1,318,750 cash with various prices per share ranging from $0.20 to $.35.

In 2012, 1,530,000 shares of Class A common stock were issued for $153,000 cash with $.10 price per share.

In the quarter ended September 30, 2013, 357,143 shares of Class A common stock were sold for $12,500 cash with $0.04 price per share. The shares related to this sale were not issued as of September 30, 2013 and are recorded as stock payable at September 30, 2013.

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

In February 2009, 500,000 shares of contingently returnable Class A common stock were issued to a consultant pursuant to an agreement whereby the consultant must establish a contract with a specific distributor and produce a sale of the Company’s product through such distribution channel. As of the date of the filing of this Quarterly Report on Form 10-Q, no sales have occurred under the contract and the shares are not considered issued or outstanding for accounting purposes.

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

In December 2010, 55,000 shares of Class A common stock were issued to two vendors for services provided to the Company with a value of $28,050, based on based on a Fair Market Value sales price.

In June 2011, 815,000 shares of Class A common stock were issued for services provided to the Company with a value of $220,050 at $0.27 per share, based on a Fair Market Value sales price.

In August 2011, 50,000 shares of Class A common stock were issued for services provided to the Company with a value of $10,000 at $0.20 per share, based on a Fair Market Value sales price.

In November 2011, 100,000 Shares of Class A common stock were issued for services provided to the Company with a value of $20,000 at $0.20 per share, based on a Fair Market Value sales price.

In March 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $12,500 at $0.10 per share, based on a Fair Market Value sales price.

In June 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $12,500 at $0.10 per share, based on a Fair Market Value sales price.

In July 2012, 888,900 shares of Class A common stock were issued for services provided to the Company with a value of $88,890 at $0.10 per share, based on a Fair Market Value sales price.

In September 2012, 275,000 shares of Class A common stock were issued for services provided to the Company with a value of $33,500 at $0.10 per share, based on a Fair Market Value sales price.

In October 2012, 360,000 shares of Class A common stock were authorized for services provided to the Company with a value of $36,000 at $0.10 per share, based on a Fair Market Value sales price. As of September 30, 2013, the shares have not been issued and are recorded as stock payable.

In December 2012, 125,000 shares of Class A common stock were authorized for services provided to the Company with a value of $12,500 at $.10 per share, based on a Fair Market Value sales price. As of September 30, 2013, the shares have not been issued and are recorded as stock payable.

On January 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer were each granted 3,000,000 shares as compensation for services. The shares were valued at $600,000 based on Fair Market Value on the date of grant.

On February 27, 2013, 300,000 shares were issued for services provided to the Company with a value of $30,000 based on Fair Market Value on the date of grant.

On March 21, 2013, 360,000 shares were issued for services provided to the Company, fulfilling a stock payable of $36,000 that was accrued for through December 31, 2012.

During the quarter ended September 30, 2013, the Company authorized the issuance of an aggregate of 197,500 shares for services with a value of $19,750 based on Fair Market Value on the date of grant. The shares have not been issued as of September 30, 2013 and are recorded as stock payable.

During the quarter ended September 30, 2013, the Company issued 72,500 shares for services provided to the Company with a value of $1,204 based on Fair Market Value on the date of grant.

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

During 2010, 247,249 shares of Class A common stock were issued upon conversion of $39,272 of vendor liabilities. The shares were valued from $0.10 to $0.36 per share, based on a contemporaneous cash sales price and the Company recorded a $49,615 loss on conversion of debt.

On October 2011, the Company issued a Convertible Note which as a result taints all convertible instruments outstanding. As such the Company recorded a derivative liability of $40,498 for warrant outstanding.

On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note dated October 2011 into equity. The note was converted in accordance with the conversion terms; therefore, no gain or loss was recognized.

On March 5, 2013, the Company issued 591,133 shares of Class A Common Stock to convert $12,000 of the convertible note dated October 2011 into equity. Due to conversion within the terms of the note, no gain or loss was recognized.

On July 24, 2013, the Company issued 862,069 shares of Class A Common Stock to convert $15,000 of the convertible note dated October 2011 into equity. Due to conversion within the terms of the note, no gain or loss was recognized.

On July 25, 2013, the Company issued 1,000,000 shares of Class A Common Stock to convert $10,000 of the convertible note dated June 2013 into equity. Due to conversion within the terms of the note, no gain or loss was recognized.

In June 2013, the Company converted a $10,000 note to a related party into 500,000 shares of Common Stock at $0.02 per share. The note was converted in accordance with the conversion terms; therefore, no gain or loss was recognized.

In 2010, the Company issued 900,000 warrants to several investors. These warrants were issued in conjunction with certain issuances of common stock. These warrants expired on April 15, 2013.

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

2010 Equity Incentive Plan

In June 2010, the Company registered the issuance of up to 4,000,000 shares of Class A Common Stock pursuant to the Company’s 2010 Equity Incentive Plan. The Company’s Board of Directors authorized certain issuances of the Common Stock to employees upon effectiveness of a registration statement. The 2010 Equity Incentive Plan is intended to compensate employees for services rendered. The employees who will participate in the 2010 Equity Incentive Plan have agreed, or will agree in the future, to provide services to the Company for the purposes and consideration set forth in their respective written employment agreements. The services to be provided by the employees will not be rendered in connection with: (i) capital-raising transactions; (ii) direct or indirect promotion of Class A Common Shares; (iii) maintaining or stabilizing a market for Class A Common Shares. The Board of Directors may at any time alter, suspend or terminate the 2010 Equity Incentive Plan.

As of September 30, 2013, a total of 800,000 shares were approved under this 2010 Equity Incentive Plan for issuance by the Board of Directors to certain employees, namely, the Board approved the issuance of 200,000 shares each to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai. As of September 30, 2013, none of the 800,000 shares have been granted or issued.

7.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 26, 2008, the Company entered into certain employment arrangements with Shawn Davis, its Chief Executive Officer, and Thomas Bianco, its Chief Financial Officer. These arrangements established a respective annual salary of $120,000 for Messrs. Davis and Bianco. Because Messrs. Davis and Bianco have been, and are currently, employed by the Company in critical managerial positions, the Company believes it to be in the best interest of the Company to provide Messrs. Davis and Bianco with certain severance protections and accelerated option vesting in certain circumstances. Effective December 3, 2012 through December 31, 2016, the Company entered into new employment agreements and severance agreements with Messrs. Davis and Bianco. The terms of the employment agreements are substantially similar and establish an annual base salary of $185,000 for each of Messrs. Davis and Bianco, and also provide for employee benefits of medical and dental insurance, life insurance, disability insurance, sick pay, paid leave, retirement, annual bonus and other benefits when the Company is financially able to provide for the benefits, or as determined by the Board of Directors.

The terms of the severance agreements are substantially similar and provide for aggregated severance amounts equal to 300% of Messrs. Davis and Bianco’s annual base salary in effect as of the date of the executive’s respective termination (the “Severance Amount”). In addition to the Severance Amount, the Company agreed to provide Messrs. Davis and Bianco with full medical, dental, and vision benefits from the date of termination through the third full year following the date of termination. The Company also agreed Messrs. Davis and Bianco shall each have one year from the date of termination in which to exercise all options that are vested as of the date of termination, subject to any trading window requirements or other restrictions imposed under the Company’s insider trading policy. The severance agreements state that if during the period of time during which Mr. Davis or Mr. Bianco is employed by the Company, a “change of control,” as defined in the severance agreement, occurs, 100% of the unvested portion of all options held by Messrs. Davis and Bianco as of the date of change of control event shall be deemed vested and the executive shall be entitled to exercise such options.

The Company also agreed that if the payments are deemed “golden parachute” payments under the Internal Revenue Code of 1984 and Messrs. Davis and Bianco are obligated to pay an excise tax, the Company shall reimburse Messrs. Davis and Bianco in full for both the amount of the excise tax, or ordinary income taxes owed in connection with the payment.

As of September 30, 2013, the Company owed Messrs. Davis and Bianco accrued and deferred compensation in the amounts of $277,101 and $181,538, respectively.

Amendment to the Amended and Restated Articles of Incorporation

On March 4, 2013, stockholders voted in favor to amend the Company’s Amended and Restated Articles of Incorporation to (a) increase the number of authorized shares of Common Stock from fifty nine million (59,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common stock; (b) amend the par value of Common Stock from a par value $0.0166 per share to a par value of $0.00004897 per share; (c) amend the Class B Preferred shares such that the voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share; and (d) authorize the issuance of five million (5,000,000) shares of “blank check” preferred stock, 0.0166 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board of Directors. The amendment became effective on July 10, 2013.

Operating Leases

The Company’s lease on certain office space located at 3700 E. Tahquitz Drive, Suite 117, Palm Springs, CA 92262 expired on September 30, 2012. The Company’s corporate headquarters, including its principal administrative, marketing, technical support, and research and development departments, are presently located in Palm Springs, CA, and the space includes a warehouse provided by the Coachella Valley Economic Partnerships (CVEP) iHub division. The Company has been assigned two office spaces and one area suitable for assembling the Company’s technology. Management took possession of the space on April 17, 2013. Rent has yet to be determined.

Legal Matters

Dispute with Vendor

In March 2010, the Company engaged the services of a vendor to complete certain services. Pursuant to the agreement, the Company paid the vendor a total of $70,618 towards the completion of services. The agreement contained a “not to exceed cost” of $89,435. On or about September 21, 2010, the Company issued the vendor 250,000 shares of the Company’s restricted Class A Common Stock as an incentive for the vendor to deliver services no later than March 1, 2011. The vendor agreed to incrementally deliver work in progress, however, no work was received from the vendor. The vendor requested an additional payment of $18,818, which the Company did not pay. On or about October 4, 2010, the vendor repudiated the agreement. On February 23, 2011, the Company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations. The vendor did not acknowledge receipt of the Company’s demand.

On September 25, 2011, the Company received notice of a Chapter 7 bankruptcy case filed personally by the vendor. The Company has placed a stop order on the certificate it issued on or about September 21, 2010 to the vendor. As of this date of this Quarterly Report on Form 10-Q, the Company is currently conferring with counsel regarding possible litigation to cancel the stock certificate. The Company’s alleged damages resulting from the vendor’s failure to perform and subsequent repudiation of the contract, including the Company’s lost opportunity costs, should it pursue litigation against the vendor, will need to be established by an economic expert. The vendor could conceivably pursue litigation against the Company for the $18,818 payment; however, the Company believes it is not probable and therefore, a contingent liability for the amount is not warranted.

Dispute with Wakabayashi Fund, LLC

On or about July 30, 2012, Wakabayashi Fund, LLC sent an email advertisement to the Company advertising certain financial services, and the Company responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with the Company’s executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed the Company’s corporate information, agreed to invest immediately in the Company, and were imminently prepared to send checks to the Company, but that he would not advise them to do so until after the Company issued and delivered a stock certificate for 750,000 shares of the Company’s common stock to the Fund. After Mr. Stone assured the Company’s executive officers that the investment was assured, imminent and forthcoming, and that the Company would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, the Company agreed to process the now pending stock certificate. The Company negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving at the Company within the first few weeks. The Company indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this Quarterly Report, no funds or offers to provide funds for the Company have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. The Company believes Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, the Company was notified by its transfer agent that the Fund was attempting to clear a stock certificate. The Company notified its transfer agent to place a stop order on the transaction. On or about July 2, 2013, the Company received an email from its transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, the Company responded to the Fund’s counsel detailing the facts set forth above and indicated the Company would not process the certificate for 750,000 shares of the Company’s common stock, but in an effort to resolve this matter quickly and efficiently, the Company offered to issue the Fund 50,000 shares of common stock. On September 24, 2013, the Company received a letter from its transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming the Company’s transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of the Company’s common stock. The Company has not been named in the suit, but it is prepared to litigate the matter if necessary.

8.	RELATED PARTY TRANSACTIONS

Messrs. Davis and Bianco contributed a total of $4,647 in cash to be used for the respective January, February and March 2013 payments for two vehicles for the Company used by Messrs. Davis and Bianco. Messrs. Davis and Bianco do not expect to be repaid by the Company and therefore, the contribution of $4,647 will be considered contributed capital to the Company.

On June 8, 2013, the Company released and discharged two Ford F150 vehicles, and all claims of ownership along with the entire remaining debt obligations owed on each vehicle to each of Messrs. Davis and Bianco. Both vehicles were purchased personally by and registered to each of Messrs. Davis and Bianco for business use in a pilot program the Company participated in with a major utility provider. The Company began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Davis and ended making payments on December 2012. The Company began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Bianco and ended making payments on December 2012. Messrs. Davis and Bianco have agreed to reduce their deferred payroll amounts by $20,000 each in exchange for the assumption of the remaining debt obligations owed on the respective vehicles. The transaction resulted in no gain or loss and was reflected as additional paid in capital.

As of September 30, 2013 and December 31, 2012, the Company owed Shawn Davis, the Company’s Chief Executive Officer, and Thomas Bianco, the Company’s Chief Financial Officer accrued and deferred compensation in the amounts of $277,101 and $181,538, respectively.

9.	SUBSEQUENT EVENTS

Conversion of Debt

In October 2011, the Company issued a $42,500 convertible promissory note (the “Note”) to Asher Enterprises, Inc. The Note initially had a maturity date of July 2012 and annual interest rate of 8% per annum. Pursuant to the terms of the Note, the Company agreed that the holder has the right to convert its ownership interest of the Note into shares of common stock. On October 14, 2013, the Company issued 2,000,000 shares of Class A Common Stock to the holder in exchange for the conversion of $7,600 of the holder’s ownership interest in the Note, leaving a principal balance of $17,150 remaining due under the Note after conversion

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Business

ATTUNE RTD is a Nevada corporation which was originally incorporated as Catalyst Set Corporation on December 19, 2001 and changed its name in September 2007 to Interfacing Technologies, Inc., and again changed to our current name in March 2008.

We are a development stage company that was formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

Rising retail electricity prices, coupled with inelastic demand, create a significant and growing market opportunity for lower cost retail energy. Attune RTD designs and develops its patented BrioWave technology that reduces electrical consumption associated with residential pools. Additionally, the technology represents an effective demand response solution for utilities and works collaboratively with solar power systems to leverage savings.

Our Approach

We have developed an integrated approach that allows our customer’s access to Solar Power Systems in a simple and cost-efficient manner. The key elements of our integrated approach are:

Sales. Develop a structured sales organization to efficiently engage prospective customers, from initial interest through customized proposals and, ultimately, signed contracts.

Financing. To provide pricing options to our customers to help make renewable, distributed energy and BrioWave technology affordable.

Engineering. We have developed hardware and software that potentially optimizes the energy production of each solar energy system.

Installation. We obtain all necessary building permits and handle the installation of our solar energy systems. By managing these logistics, we make the installation process simple for our customers.

Monitoring and Maintenance. We utilize our our own software and other software from third party vendors to provide Attune RTD and our customers with a real-time view of their energy generation, consumption and carbon offset through an easy-to-read application available on any device with a web browser.

Complementary Products and Services. Using our proprietary software, we analyze our customers’ energy usage and identify opportunities for energy efficiency improvements.

Our Strategy

Our goal is to become a competitive provider of efficient solutions, demand response technology and of clean distributed energy in the world. We plan to achieve this disruptive strategy by providing every home and business an alternative to their energy bill that is cleaner and less costly than their current energy provider coupled with our own proprietary BrioWave hardware and software. We intend to:

●	Rapidly grow our customer base. We intend to invest significantly in sales, marketing and operations personnel and leverage strategic relationships with new and existing industry leaders to further expand our business and customer base.

●	To offer lower priced energy solutions. We plan on reducing costs by continuing to leverage our proprietary hardware and software to further ensure that our integrated team operates as efficiently as possible, and working with fund investors to develop innovative financing solutions to lower our cost of capital and offer lower-priced energy to our customers.

●	Leverage our brand and long-term customer relationships to provide complementary products. We plan to continue to invest in and develop complementary energy products, software and services, such as our BrioWave and BrioWEMS energy management technologies, to offer further cost-savings to our customers.

●	Expand into new locations. We intend to continue to expand into new locations, initially targeting those markets where climate, government regulations and incentives position solar energy as an economically compelling alternative to utilities.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue. For the quarters ended September 30, 2013 and 2012, we had revenue of $0 and $375, respectively. We are in the development stage and have limited revenues as we have been involved in the rollout and testing of our first products into the Texas market.

Gross Profit. Since we have yet to record and or achieve any significant revenues, we do not have any costs associated with sales, and therefore, there are no gross profits to report.

Operating Expenses. Total operating expense was $145,722 for the three months ended September 30, 2013, a decrease of approximately $67,675 as compared to the same period in the prior year. The decrease for the three months ended September 30, 2013 was due to a decrease in consulting expenses of approximately $124,863. Payroll expenses for the three months ended September 30, 2013 also decreased by approximately $15,154, while legal expenses increased for the period by approximately $10,725.

Provision for Income Taxes. Our income taxes for the three months ended September 30, 2013 and 2012 were $0. We did not incur any federal tax liability for the three months ended September 30, 2013 and 2012 because we incurred operating losses during the periods.

Net Loss. We generated a net loss of $173,477 for the three months ended September 30, 2013, a decrease of $67,048, as compared to a net loss of $240,525 reported for the same period in the prior year.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue. For both nine months ended September 30, 2013 and 2012, we had limited revenues. We are in the development stage. For the nine months ended September 30, 2013 and 2012, we earned $950 and $11,877 in revenues, respectively.

Gross Profit. Since we have yet to record any significant revenues, we do not have any costs associated with sales, and therefore, there are no gross profits to report.

Operating Expenses. Total operating expense was $1,084,016 for the nine months ended September 30, 2013, an increase of approximately $491,992 as compared to $592,204 for the same period in the prior year. The increase for the nine months ended September 30, 2013 was primarily due to the issuance of stock for services in the amount of $607,250 in the period. Payroll-related expenses also increased in the nine months ended September 30, 2013 by approximately $50,375 from the amount reported in the same period during the prior year. Product development expense also increased in the nine months ended September 30, 2013 by approximately $46,232, as compared to the same period in the prior year.

Provision for Income Taxes. Our income taxes for the nine months ended September 30, 2013 were $0, compared to $800 for the same period in the prior year. We did not incur any federal tax liability for the nine months ended September 30, 2013 and 2012 because we incurred operating losses in these periods. The income tax relates solely to the minimum tax due to the State of California.

Net Loss. We generated a net loss of approximately $1,129,548 for the nine months ended September 30, 2013, an increase of approximately $474,295 as compared to a net loss of approximately $655,253 for the same period in the prior year.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $54. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations of approximately $214,945 for the nine months ended September 30, 2013, and we used cash in operations of approximately $435,828 for the same period in the prior year. The principal elements of cash flow from operations for the nine months ended September 30, 2013 included a net loss of $1,129,548 increased by: depreciation and amortization expense of $48,306, stock-based expenses of $649,750, Change in Fair Value-Derivative of $37,426 and accrued expenses and salaries of approximately $179,121.

Cash provided by financing activities was $214,999 for the nine months ended September 30, 2013, compared to cash provided by financing activities of $182,997 during the same period in the prior year.

As of September 30, 2013, current liabilities exceeded current assets by $1,164,647, compared to December 31, 2012, where current liabilities exceeded current assets by $731,606. Current assets increased approximately $54 from $0 at December 31, 2012 to $54 at September 30, 2013, while current liabilities increased $433,095 to $1,164,701 at September 30, 2013 from $731,606 at December 31, 2012. As a result, our working capital deficit increased from $731,606 at December 31, 2012 to $1,164,647 at September 30, 2013. Certain notes payable are also included in our calculation of working capital, which at December 31, 2012, were long-term and are now current.

We do not have sufficient capital to meet our current cash needs. In the future, we will need to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however we have not secured a final commitment for such financing or financings at this time.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern Qualification

We have incurred significant losses from operations, and we expect to continue incurring such losses for the foreseeable future. Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2012. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Our management’s plans include seeking additional capital through possible public or private equity offerings, debt financings, corporate collaborations or other means. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” included in our auditor’s report might make it substantially more difficult to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are electing scaled disclosure reporting obligations and therefore we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting.

None.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to the Chief Executive Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of this date to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

●	Due to our relatively small size we do not have segregation of duties which is a deficiency in our disclosure controls. We are currently working on the resources to cure this deficiency.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of the principal executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified a material weakness in the internal control over financial reporting as described above. Based on this evaluation, our management, concluded that, as of September  30, 2013, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Dispute with Vendor

In March 2010, we engaged the services of a vendor to complete certain services. Pursuant to the agreement, we paid the vendor a total of $70,618 towards the completion of services. The agreement contained a “not to exceed cost” of $89,435. On or about September 21, 2010, we issued the vendor 250,000 shares of our restricted Class A Common Stock as an incentive for the vendor to deliver services no later than March 1, 2011. The vendor agreed to incrementally deliver work in progress, however, no work was received from the vendor. The vendor requested an additional payment of $18,818, which we did not pay. On or about October 4, 2010, the vendor repudiated the agreement. On February 23, 2011, we engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations. The vendor did not acknowledge receipt of our demand.

On September 25, 2011, we received notice of a Chapter 7 bankruptcy case filed personally by the vendor. We have placed a stop order on the certificate we issued on or about September 21, 2010 to the vendor. As of this date of this Quarterly Report on Form 10-Q, we are currently conferring with counsel regarding possible litigation to cancel the stock certificate. Our alleged damages resulting from the vendor’s failure to perform and subsequent repudiation of the contract, including our lost opportunity costs, should we pursue litigation against the vendor, will need to be established by an economic expert. The vendor could conceivably pursue litigation against us for the $18,818 payment; however, we believe it is not probable and therefore, a contingent liability for the amount is not warranted.

Dispute with Wakabayashi Fund, LLC

On or about July 30, 2012, Wakabayashi Fund, LLC sent an email advertisement to us advertising certain financial services and we responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with our executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed our corporate information, agreed to invest immediately in our Company, and were imminently prepared to send checks to us, but that he would not advise them to do so until after we issued and delivered a stock certificate for 750,000 shares of our common stock to the Fund. After Mr. Stone assured our executive officers that the investment was assured, imminent and forthcoming, and we would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, we agreed to process the now pending stock certificate. We negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving at our Company within the first few weeks. We indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this Quarterly Report, no funds or offers to provide funds for our Company have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. We believe Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, we were notified by our transfer agent that the Fund was attempting to clear a stock certificate. We notified our transfer agent to place a stop order on the transaction. On or about July 2, 2013, we received an email from our transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, we responded to the Fund’s counsel detailing the facts set forth above and indicated we would not process the certificate for 750,000 shares of our common stock, but in an effort to resolve this matter quickly and efficiently, we offered to issue the Fund 50,000 shares of our common stock. On September 24, 2013, we received a letter from our transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming our transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of our common stock. We have not been named in the suit, but we are prepared to litigate the matter if necessary.

From time to time, we may involved in other legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are electing scaled disclosure reporting obligations and therefore we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2013, 357,143 shares of Class A common stock were sold for $12,500 cash with $0.04 price per share. The shares related to this sale were not issued as of September 30, 2013 and are recorded as stock payable at September 30, 2013.

During the quarter ended September 30, 2013, we issued 72,500 shares for services to a vendor, with a value of $1,204. We also authorized the issuance of an aggregate of 197,500 shares to a vendor for services with a value of $19,750. These shares have not been issued as of September 30, 2013 and are recorded as stock payable.

We relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof was appropriately restricted by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We did not default upon any senior securities during the quarter ended September 30, 2013.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

Conversion of Debt

In October 2011, we issued a $42,500 convertible promissory note (the “Note”) to Asher Enterprises, Inc. The Note initially had a maturity date of July 2012 and annual interest rate of 8% per annum. Pursuant to the terms of the Note, we agreed that the holder has the right to convert its ownership interest of the Note into shares of our common stock. On October 14, 2013, we issued 2,000,000 shares of our Class A Common Stock to the holder in exchange for the conversion of $7,600 of the holder’s ownership interest in the Note, leaving a principal balance of $17,150 remaining due under this Note after conversion.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amendment to the Articles of Incorporation*
3.2	Bylaws**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#

*	Filed with and incorporated by reference to the company’s Form 10-K (File No. 000-54518), as filed with the Securities and Exchange Commission on April 8, 2013.
**	Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.
***	Filed herewith.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATTUNE RTD, INC.

Date: November 19, 2013	By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

