Form 10-K/A
period 2012-12-31
ATTUNE RTD
filed 2013-12-30
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, as of April 5, 2013, was 39,450,349.

PART IV	23

SIGNATURES	26

EX-3.4 (EXHIBIT 3.4)

EX-3.5 (EXHIBIT 3.5)

EX-3.6 (EXHIBIT 3.6)

EX-3.9 (EXHIBIT 3.9)

EX-10.7 (EXHIBIT 10.7)

EX-10.8 (EXHIBIT 10.8)

EX-10.9 (EXHIBIT 10.9)

EX-21.1 (EXHIBIT 21.1)

EX-31.1 (EXHIBIT 31.1)

EX-31.2 (EXHIBIT 31.2)

EX-32.1 (EXHIBIT 32.1)

EX-32.2 (EXHIBIT 32.2)

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No. 1”), which amends and restates our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), originally filed on April 8, 2013 with the Securities and Exchange Commission.

Following correspondence with the Securities and Exchange Commission, this Amendment No. 1 is being filed to restate the following items:

●	Part II, Item 8. Financial Statements and Supplementary Data;

●	Part II, Item 9A. Controls and Procedures; and

●	Part IV, Item 15. Exhibits and Financial Statement Schedules.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

Special Note Regarding Amendment No. 1

While the original Annual Report is being amended and restated as a whole, except for the Items noted above, no other information included in the original Annual Report is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the original Annual Report and, except as contained therein, we have not updated or modified the disclosures contained in the original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendment to those filings.

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

We are a development stage company. We have generated no significant revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. In total, the business needs approximately $4,375,000 to fully implement our business plan. At December 31, 2012 we had a bank overdraft of approximately $1,000. We have no agreement, commitment or understanding to secure any such funding from any other source. There is uncertainty regarding our ability to implement our business plan without additional financing. We have a history of operating losses, limited funds and no agreements, commitments or understandings. Our future success is dependent upon our ability to commence selling our products, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to commence selling our product, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our ability to continue in business and implement our business plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F- 22 , which appear at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

1.	We do not have an Audit Committee – While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is important for control purposes. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2012, our Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of December 31, 2012, our Company retained copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	Due to our Company’s relatively small size, we do not have segregation of duties which is a deficiency in our disclosure controls. We are currently working on acquiring certain resources to cure this deficiency.

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

Management’s Annual Report on Internal Control Over Financial Reporting .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified material weaknesses in the internal control over financial reporting as described above. Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Thomas Bianco	Chief Financial Officer	December 30 , 2013
(Principal Financial Offer and Chief Accounting Officer) and Director

/s/ Shawn Davis	Chairman (Director) and Chief Executive Officer	December 30 , 2013

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

Houston, Texas

April 5, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Attune RTD

We have audited the period from July 14, 2007, (Inception of Development Stage) to December 31, 2009 of Attune RTD (a development stage company) which includes revenues of zero and net loss of $1,510,191, which is included in accompanying statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from July 14, 2007, (Inception of Development Stage) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Attune RTD’s operations and its cash flows for the period from July 14, 2007 (Inception of Development Stage) to December 31, 2009, which is included in accompanying statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from July 14, 2007, (Inception of Development Stage) to December 31, 2012. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has continuing net losses and cash flow deficits and is a development stage company with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 29, 2010

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

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

Commitments and Contingencies (See Note 11 )

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

The accompanying notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Statements of Operations

			Period from July 14, 2007
	Year Ended	Year Ended	(Inception of Development Stage)
	December 31, 2012	December 31, 2011	to December 31, 2012

Revenues	$1,877	$23,325	$49,627

Operating Expenses
General and Administrative Expense	546,273	937,977	3,298,286
Change in Fair Value-Derivative	(38,946)	87,116	48,170
Impairment of Patent and Trademarks	-	62,634	62,634
Loss on Software Impairment	74,269	-	74,269
Payroll Expense	297,864	328,589	1,287,003

Total Operating Expenses	879,460	1,416,316	4,770,362

Loss from Operations	(877,583)	(1,392,991)	(4,720,735)

Other income (expense)
Gain on asset theft, net	-	-	29,125
Interest Expense	(75,862)	(11,467)	(81,997)
Interest Income	-	173	15,999
(Loss) Gain on Debt conversion	-	25,000	(122,252)

Total Other income (expense)	(75,862)	13,706	(159,124)

Net Loss	(953,445)	(1,379,285)	(4,879,859)

Preferred stock dividends	(20,250)	(20,250)	(110,737)

Net loss applicable to common stock	$(973,695)	$(1,399,535)	$(4,990,596)

Net loss per common share applicable to common stock:
Basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	30,583,453	28,854,490

The accompanying notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Statements of Changes in Stockholders’ Equity (Deficit)

From July 14, 2007 (Inception of Development Stage) to December 31, 2012

							Deficit Accumulated
							During	Total
	Preferred Stock - Class B		Common Stock - Class A		Additional	Stock	Development	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Stage	Equity (Deficit)

Balance July 14, 2007 (Inception of Development Stage)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	133,333	2,213	224,000	3,718	75,069	-	-	81,000

Offering Costs	-	-	-	-	(2,500)	-	-	(2,500)

Issuance of stock for services	866,667	14,387	14,050,000	233,230	53,213	-	-	300,830

Valuation of officer’s contributed services	-	-	-	-	111,781	-	-	111,781

Net loss, July 14, 2007, (Inception of Development Stage) to December 31, 2007	-	-	-	-	-	-	(441,633)	(441,633)

Balance at December 31, 2007	1,000,000	$16,600	14,274,000	$236,948	$237,563	$-	$(441,633)	$49,478

Issuance of common stock for cash	-	-	2,352,803	39,057	321,193	-	-	360,250

Offering costs	-	-	-	-	(1,500)	-	-	(1,500)

Issuance of stock for services	-	-	169,000	2,805	31,725	-	-	34,530

Issuance of stock for debt settlement	-	-	100,000	1,660	13,340	-	-	15,000

Net loss, year ended December 31, 2008	-	-	-	-	-	-	(422,612)	(422,612)

Balance at December 31, 2008	1,000,000	$16,600	16,895,803	$280,470	$602,321	$-	$(864,245)	$35,146

Issuance of common stock for cash	-	-	3,688,438	61,228	376,207	-	-	437,435

Offering costs	-	-	-	-	(7,000)	-	-	(7,000)

Issuance of stock for services	-	-	66,333	1,101	10,049	-	-	11,150

Issuance of stock for debt settlement	-	-	788,571	13,090	105,196	-	-	118,286

Net loss, year ended December 31, 2009	-	-	-	-	-	-	(645,946)	(645,946)

Balance at December 31, 2009	1,000,000	$16,600	21,439,145	$355,889	$1,086,773	$-	$(1,510,191)	$(50,929)

Issuance of common stock for cash			2,138,610	35,402	406,779	-		442,181
								-
Issuance of stock for services			1,076,000	17,708	323,297	-		341,005
								-
Issuance of stock for debt settlement			247,249	4,104	92,853	-		96,957
								-
Redemption of Stock by Officers for Loan Repayment			(521,439)	(8,656)	(167,169)	-		(175,825)
								-
Stock issued to Shareholder			139,944	2,323	(2,323)	-		-
								-
Net loss, year ended December 31, 2010							(1,036,938)	(1,036,938)

Balance at December 31, 2010	1,000,000	$16,600	24,519,509	$406,770	$1,740,210	$-	$(2,547,129)	$(383,549)

Issuance of common stock for cash	-	-	6,349,750	105,063	1,213,687	-	-	1,318,750

Issuance of stock for services	-	-	965,000	16,019	234,031	-	-	250,050

Stock Redeemed	-	-	(29,988)	(498)	(4,501)	-	-	(4,999)

Stock Rescinded from prior investment	-	-	(2,759,375)	(45,806)	45,806	-	-	-

Net loss, year ended December 31, 2011	-	-	-	-	-	-	(1,379,285)	(1,379,285)

Balance at December 31, 2011	1,000,000	$16,600	29,044,896	$481,548	$3,229,233	$-	$(3,926,414)	$(199,033)

Issuance of common stock for cash	-	-	1,530,000	25,398	127,602	-	-	153,000

Issuance of stock for services	-	-	1,413,900	23,471	128,919	48,500	-	200,890

Note Payable Conversion	-	-	137,931	2,290	5,710	-	-	8,000

Change in Fair Value of Derivative due to Conversion					6,773			6,773

Net loss, year ended December 31, 2012	-	-	-		-	-	(953,445)	(953,445)

Balance at December 31, 2012	1,000,000	$16,600	32,126,727	$532,707	$3,498,237	$48,500	$(4,879,859)	$(783,815)

The accompanying notes are an integral part of these Financial Statements

Attune RTD

(a development stage company)

Statements of Cash Flows

	Year Ended		Period from July 14, 2007
	December 31,		(Inception of Development Stage)
	2012	2011	to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(953,445)	$(1,379,285)	$(4,879,859)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Class A Common stock and preferred stock granted for services	200,890	250,050	1,138,455
Contributed Capital	-	-	111,781
Depreciation and Amortization	97,703	45,752	153,603
Interest expense on conversion to Class A common stock	23,586	-	24,035
Loss on conversions of debt to Class A common stock	-	-	147,252
Gain on asset theft, net	-	-	(29,125)
Impairment of Patent, Trademarks and Software	74,269	62,634	136,902
Change in Fair Value-Derivative	(38,946)	87,116	48,170
Bad Debt Expense	-	9,000	9,000
Gain on forgiveness of debt	-	(25,000)	(25,000)
Penalty Expense on defaulting - Asher	43,000	-	43,000

Changes in Assets and Liabilities:
Accounts Receivable	9,783	9,639	(9,000)
Prepaid Expenses	2,706	(2,706)	-
Security Deposit	1,800	-	(1,794)
Accounts Payable and Accrued Expenses	72,270	(153,928)	316,117
Accrued Salary	-	-	117,874
Liability to Guarantee Equity Value	-	-	35,000
Deferred Financing Costs	124	704	829
Deferred Revenue	10,000	-	10,000
Royalty Payable	22,000	-	22,000

NET CASH USED IN OPERATING ACTIVITIES	(434,260)	(1,096,025)	(2,630,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred Patent costs	-	-	(41,378)
Trademark costs	-	-	(21,254)
Loans receivable from Officers	-	-	(175,825)
Insurance proceeds on asset theft	-	-	30,961
Cash paid for purchase of fixed assets		(10,000)	(27,820)
Cash received for sale of fixed assets	-	-	1,500

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(10,000)	(233,816)
		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	153,000	1,318,751	2,747,617
Offering costs related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Principal Payments on Capital Lease Obligations	(530)	-	(5,810)
Loan Payable to Principal Stockholder	10,184	-	70,184
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Borrowings on Debt	45,500	40,000	85,500
Principal payment on truck loans	(15,808)	(9,540)	(25,348)
Principal payments on Software Licensing	(12,223)	(19,545)	(31,768)
Cash Paid for Redemption of Stock	-	(4,999)	(4,999)
			-
NET CASH PROVIDED BY FINANCING ACTIVITIES	180,123	1,324,667	2,864,576

NET INCREASE (DECREASE) IN CASH	(254,137)	218,642	-

CASH AT BEGINNING OF YEAR	254,137	35,495	-

CASH AT END OF YEAR	$-	$254,137	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest Expense	$75,862	$11,467	$77,929
Income Tax	-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock		$25,000	$40,000
Capital Lease Obligation Recorded as Property and Equipment	-	$-	$7,058
Conversion of a shareholder loan into shares of Class A common stock	-	$-	$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	-	$-	$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	-	$-	$48,980
Capitalization of Deferred Financing Costs	-	$2,500	$2,500
Debt Discount	$34,748	$-	$34,748
Conversion of Debt	$8,000	$-	$8,000
Derivative Adjustment due to Debt Conversion	$6,773		$6,773
Redemption of stock by officers for loan repayment	$-	$-	$175,828
Financing of Software costs	$-	$117,270	$117,270
Financing of Truck Purchase	$-	$114,190	$114,190

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

The Company entered into two unsecured promissory notes with its Chief Executive Officer and Chief Financial officer. The balance due under these loans was $175,825 as of December 31, 2009. As of December 31, 2009, the Company owed the same two officers $175,239 based on the terms of their employment contracts. On January 31, 2010, the officers/shareholders redeemed 521,439 shares (collectively) of their common stock in the Company, with a value of $0.35 to satisfy this outstanding debt obligation. Under Sarbanes Oxley, receivables from officers are prohibited, hence redemption of the loans in January 2010.

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

