Form 10-K/A
period 2012-12-31
ATTUNE RTD
filed 2014-01-28
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K (“Amendment No. 2”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), originally filed on April 8, 2013 with the Securities and Exchange Commission and subsequently amended and restated by Amendment No. 1 to our Annual Report on December 30, 2013 (“Amendment No. 1”).

The purpose of this Amendment No. 2 is to amend and restate Part II, Item 8. Financial Statements and Supplementary Data for the purpose of revising certain portions of the Report of Independent Registered Public Accounting Firm filed with the Annual Report, as amended and restated by Amendment No. 1. In conjunction with the amendment and restatement of the Report of Independent Registered Public Accounting Firm, we are also restating the financial statements filed with the Annual Report, as amended and restated by Amendment No. 1, but the information contained therein such financial statements has not been amended or restated.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 2.

Special Note Regarding Amendment No. 2

Other than as described above, no other information included in the Annual Report, as amended and restated by Amendment No. 1, is being amended or updated by this Amendment No. 2. This Amendment No. 2 does not reflect subsequent events occurring after the filing date of the Annual Report, nor does it update or modify the disclosures contained in the original Annual Report, as amended and restated by Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendment to those filings.

2

Financial Statement Index

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Attune RTD

(A Development Stage Company)

We have audited the accompanying balance sheets of Attune RTD (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from January 1, 2010 to December 31, 2012. The financial statements for the period from July 14, 2007 (Inception) to December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Attune RTD as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2010 to December 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

Commitments and Contingencies (See Note 11)

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

EXHIBIT INDEX

Exhibit No. Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Attune RTD, Inc.

By:	/s/ Shawn Davis
Shawn Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Bianco	Chief Financial Officer	January 27, 2014
(Principal Financial Offer and Chief Accounting Officer) and Director

/s/ Shawn Davis	Chairman (Director) and Chief Executive Officer	January 27, 2014

5