Form 10-K
period 2013-12-31
ATTUNE RTD
filed 2014-04-15
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (855) 274-6928

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00004897 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, as of March 31, 2014, was 43,312,429.

PART IV	38

SIGNATURES	40

EXHIBITS

PART I

This Annual Report contains forward-looking statements as defined under the federal securities laws. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial performance, business strategy and plans and objectives of management for future operations and any other future events are forward-looking statements and based on our beliefs and assumptions. Words such as “may,” “will,” “expect,” “might,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “project,” “plan,” and other similar words are one way to identify such forward-looking statements. Actual results could vary materially from these forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions including, without limitation, those risks and uncertainties contained in the Risk Factors section of this Annual Report on Form 10-K and our other filings made with the SEC. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 1. BUSINESS

Company Overview

We incorporated in Nevada in December 2001 as Catalyst Set Corporation and remained dormant until July 2007. In September 2007, we changed our name to Interfacing Technologies, Inc. In March 2008, we changed our name to Attune RTD, Inc., which we believe more accurately reflects our current business operations.

We maintain our principal place of business and corporate headquarters at 3111 Tahquitz Canyon Way, Palm Springs, California 92263. Our phone number is: (855)274-6928. Our corporate website is www.attunertd.com. Our product website is www.briowave175.com. We do not intend for information notated on our websites to be incorporated into this report.

Business Summary

We are an environmentally conscious, socially responsible company aiming to develop and provide smart products that eliminate inefficiencies and reduce energy consumption. We formed our Company to provide consumers with affordable, developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers, among others. Our products are focused around our patented and proprietary BrioWave technology. We currently focus on two lines of business: building products for energy efficient solutions for owners of residential swimming pools and building products for residential and commercial solar power systems.

Currently, our main focus is on designing products and solutions, using our patented and proprietary BrioWave technology, that are intended to promote energy conservation and to save costs for owners of residential swimming pools. Our products are also designed to prevent potential costly maintenance problems from occurring in swimming pool filtration systems. We currently have two models of our Smart Energy Management Controller, the BrioWave 175p and the BrioWave 175w, and both are designed to use an interactive Graphical User Interface (GUI) we have developed. We also sell turnkey solar power systems that are designed to complement and work with our proprietary BrioWave and BrioWEMS energy saving hardware and software.

Our BrioWave technology is designed to conserve energy and reduce costs through an electrical control center with timing mechanisms linking the pool owner’s air conditioning/heating, or HVAC unit, and the pool circulation and filtration system. It coordinates the timing of operation of the HVAC unit and the pool circulation and filtration system. The device is also designed to reduce potential costly swimming pool maintenance problems by monitoring pressure in a swimming pool’s filtration system.

The BrioWave 175w Smart Energy Management Controller is Wi-Fi enabled, allowing it to communicate through a residential home router for the purpose of accessing a company server hosting a database that displays an interactive Graphical User Interface (GUI), also known as the “Dashboard.” The Dashboard is a server-based software platform which consists of various pages and views that allow users of our Smart Energy Management Controllers to access, control, change and view the BrioWave parameters from any mainstream web browser using a computer, tablet or mobile device. The Dashboard was launched in November 2010. Modifications to the GUI continue, and remains unfinished and is not ready for commercial usage or deployment at this time.

BrioWave devices are configured with a socket to accept a wireless radio for the purpose of communicating directly to the newly developed globally implemented smart meter that allows the utilities to measure energy inflow and outflows during times of use, and allowing for integration within the utilities newly developed smart grid infrastructure. BrioWave technology offers ease of integration, hardware architecture flexibility, and cross functionality across multiple physical layers, including, but not limited to wireless, and powerline to communicate to utility installed smart meters using Smart Energy Profile Generation 1, or Smart Energy Profile Generation 2, to provide support for all function sets that include, but are not limited to, billing, device capability, demand response, distributed energy resources, pricing and over the air updates. Smart Energy Profile 1 and 2 are accepted Internet based protocols for use in energy management by both wired and wireless Home Area Networks. Both protocols are supported by many stakeholders across the energy supply ecosystem including, but not limited to, manufacturers of smart meters, appliances, programmable thermostats and other devices in homes, utilities, energy service providers as well as various government and standards organizations around the world. For this purpose, our technology was built with a socket that accepts a ZigBee wireless radio. ZigBee radios are not the property of Attune RTD and must be procured by outside vendors at additional cost.

We continue to seek $4,375,000 in capital financing for inventory, operations and marketing expenses over the next two years. This funding is not required all at once to implement out business plan, as the business can continue to operate and meet its current administrative and software development expenses on a limited basis requiring $1,400,500 over the next 12 months or until full funding occurs. If we are unable to obtain sufficient funding, we may be unable to continue operations and the Company may be forced to wind down operations or into Bankruptcy or liquidation proceedings. Our lack of capital has resulted in the delay launching its BrioWave 175p technology which was originally scheduled for launch by end of June 2012.

If we secure all of this funding, we will be able to create an inventory of approximately 3,000 BrioWave 175p units, hire various sales representatives, implement the company’s marketing communication strategy which includes television, print and digital marketing communications, complete the business intelligence software module, complete development on the BrioWave 325p.

Principal Products

Smart Energy Management Controllers

The BrioWave 175p is our first product. It was designed to conserve energy and reduce costs through an electrical control center with timing mechanisms linking the pool owner’s air conditioning/heating, or HVAC unit, and the pool circulation and filtration system. This product does not come with a wireless radio; however, the device can be upgraded with a wireless radio in order to allow users to communicate with the Dashboard.

The BrioWave 175p Smart Energy Management Controller is our primary product and is ready for resale. Our role in the development of this technology has been in its design and development. BrioWave technology was conceived by our Chief Executive Officer, Shawn Davis. Our Chief Financial Officer, Tom Bianco, has been actively engaged in field testing and improving upon the technology through rigorous field testing in collaboration with our vendor. Both of our officers are actively engaged in the research and development of BrioWave technology. We design and develop the functionality grids and specifications for our technology which are then converted into computer code and embedded into the device by our vendor.

Finished units were delivered to us by our circuit board vendor in January 2013 for final inspection. On March 27, 2013, We received four units ready for resale which were delivered to a vendor. Sixteen additional units were delivered to the same vendor on April 30, 2013, fulfilling an order for resale. To date, none of the devices have been sold and pursuant to an agreement executed with the vendor, we have agreed to refund the entire amount of the purchase price paid by the vendor in exchange for the return of all of our devices that were initially delivered. Management believes the devices were unsold for a variety of reasons unrelated to the quality of our products. First, the vendor is an electrical supply warehouse and not generally known as a provider of pool products. Second, the vendor resells its electrical products primarily to electrical contractors. Finally, we produced a thirty-second commercial that was to be deployed in areas highly concentrated with residential pools, including, but not limited to, The Coachella Valley, Palm Springs, Palm Desert, La Quinta and Indio but we were unable to obtain the necessary capital to implement our marketing plan. The marketing plan was designed to create awareness and push customers towards this particular vendor.

The BrioWave 175w Smart Energy Management Controller is our new wireless-enabled version of the controller. To date, we have completed hardware development on the product and we estimate we will need an additional $250,000 in capital and certain time to finalize engineer development components, including finalizing software that allows this device to communicate wirelessly for the purpose of transferring and depositing data to our server and database to be parsed and converted into graphical information for use in the Dashboard. The graphics portion of the Dashboard has been completed, including the components and basic programming that allow parameter setting fields to be changed, with the majority of work remaining to be completed confined to graphics, branding, skinning and the development of backend tools. This wireless version relies on software we purchased from a vendor; however, we are currently in default with such vendor due to delinquent payments. The vendor has not prevented us from using the software as of the date of this filing.

Our BrioWave technology utilizes commoditized components and prices are subject to supply, demand, availability, and market fluctuations. To the best of our knowledge, all BrioWave devices that have been installed to date in California, Arizona and Texas have been functioning uninterrupted.

Our BrioWEMS technology is based on our BrioWave solution and modified to control time of use and electricity consumption on well pumps. There is no difference between our BrioWEMS technology and our BrioWave technology other than slight configuration and set up changes. We anticipate developing a new product line based off this technology. To date, we have configured one device with the BrioWEMS technology. We recently installed this technology at a customer’s residential location to control energy usage to the water pump during certain periods of the day and thus far, this device has been functioning uninterrupted to the best of our knowledge.

Proposed Offering for Utility Integration

In November 2012, we participated in a pilot program with a major utility provider in the state of Texas. We installed 25 BrioWave Smart Energy Management Controller devices across multiple cities in the state of Texas. Pursuant to the agreement with the vendor, we agreed to allow the utility provider ownership of all data produced from the program. The purpose of the program was to investigate and validate our technology’s marketing claims and reliability, and to prove whether our technology could, in fact, reduce energy consumption, thus reducing overall energy costs for customers. We believe the program was highly successful and as a result, we plan to offer our technology to utility providers.

In the future, we plan to offer BrioWave technology to utility providers through large networked distributors. Our BrioWave 175w Smart Energy Management Controller technology comes standard with an onboard wireless transmitter, dipole antennae and a ZigBee socket that we can use to send data packets across the internet utilizing the customer’s residential home router, or configured to communicate through its onboard ZigBee wireless transmitter to communicate with the utility-installed smart meter. Data received by our server would then be parsed into a database and prepared for consumption in our server-hosted web browser, and available for review using key performance indicators and graphs. The web browser would allow consumers the option to change parameters or implement scheduling options on the device from any computer or mobile device. A second web browser would be available for utility providers to review and can be configured with triggers to disable or enable devices in a demand response configuration by city, state or zip code location. The web browser for utility providers could also include numerous key indicators such as total number of devices available online, access to total kW’s, line charts indicating average consumption time of day. We were able to test most of this technology during the Texas pilot program. Many of the devices have been re-installed in the state of California, Texas and Arizona. To date, we are unaware of any catastrophic failures on any of the installed devices. While the devices are outfitted with wireless transmitters, we have been unable to finish the software engineering required to make the web browser ready for market. We have completed hardware development on the product and we estimate we will need an additional $250,000 in capital and certain time to finalize engineer development components, including finalizing software that allows the devices to communicate wirelessly for the purpose of transferring and depositing data to our server and database to be parsed and converted into graphical information for use in the Dashboard by both retail and utility consumers.

Solar Power Systems

In the future, we plan to offer custom solar power systems as a product offering. A solar power system allows residential and commercial buildings to use solar power to generate electricity for their respective dwelling or structure. Users will then produce clean, more affordable solar energy and save money on their respective energy production bills. Our BrioWave technology is designed to work collaboratively with solar power systems and “time of use” scheduling, where customers pay different rates depending on the time of day, weather, and the season. Our BrioWave technology has built-in functionality to prevent energy consumption during utility imposed or proposed “time of use” schedules when energy costs are typically higher. Our BrioWave technology could also be configured to work collaboratively with solar power systems to intelligently consume energy. We are working with investors and solar panel vendors to provide quality solar power systems that are eligible for depreciation benefits. We intend to rely on financing structures that monetize a substantial portion of those benefits and provide financing for the creation of our solar energy systems. We anticipate relying on these tax-advantaged financing structures. If we are unable to monetize those benefits through these arrangements, we may be unable to provide and maintain solar power systems for new customers on an economically viable basis.

In the future, our intended strategy is to offer structured financing to investors to help sell our solar power system product offerings based on the following proposed finance structures:

Proposed Sale-Leaseback Structure. Under sale-leaseback structures, we plan to generate cash through the sale of solar power systems to fund investors, and we propose to then lease these systems back from the investors and sublease them to our customers. For the duration of the lease term, we may, for some of the structures, receive the value attributable to the incentives and the long-term recurring customer payments, and we make leaseback payments to the fund investors. The fund investors would receive the customer payments after the lease term. The fund investors would also receive the value attributable to the investment tax credits, accelerated depreciation and other incentives. At the end of the lease term, we would have an option to purchase the solar power systems from the fund investors. Under this structure, our customers would make monthly lease payments that we recognize as revenue over the term of the subleases on a straight-line basis. Depending on the design, size and construction of the individual systems and the leaseback terms, we may recognize a portion of the revenue from the sale of the systems or we may treat the cash received from the sale as financing received from the fund investors and reflect the cash received as a sale-leaseback financing obligation on our condensed consolidated balance sheet.

Proposed Lease Pass-Through Structure. Under lease pass-through structures, we propose to lease solar power systems to fund investors under a master lease agreement, and these investors in turn sublease the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation. The investors typically make significant upfront cash payments which we classify and allocate between the right to the investment tax credits, which is a monetization activity, where applicable, and the future customer lease payments and other benefits assigned to the investor, which are recorded as a financing obligation. After the master lease term expires we receive the customer payments, if any. We record the solar power systems on our condensed consolidated balance sheet as a component of solar power systems, leased and to be leased—net. We record the amounts allocated to the investment tax credits as deferred revenue on our condensed consolidated balance sheet as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our condensed consolidated statement of operations as revenue, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as lease pass-through financing obligations on our condensed consolidated balance sheet and subsequently reduce these obligations by the amounts received by the fund investors from U.S. Treasury Department grants, customer payments and the associated incentive rebates. We, in turn, will recognize the incentive rebates and customer payments as revenue over the customer lease term and amortize U.S. Treasury Department grants as a reduction to depreciation of the associated solar power systems over the estimated life of these systems.

Our ability to provide solar power systems to customers on an economically viable basis will depend on our ability to locate fund investors and to finance these systems with fund investors who require particular tax and other benefits. As a result, we will need to enter into substantial financing arrangements to facilitate our customers’ access to our solar power systems, and if this financing is not available to us on acceptable terms, if and when needed, our ability to offer solar power systems and grow our business would be materially adversely impacted. Our future success on offering solar power systems will depend on our ability to raise capital from third-party fund investors to help finance the deployment of our residential and commercial solar power systems. Our strategy is to seek to reduce the cost of capital through these arrangements to improve our margins or to offset future reductions in government incentives and to maintain the price competitiveness of our solar power systems. If we are unable to establish new financing funds when needed, or upon desirable terms, to enable our customers’ access to our solar power systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition and results of operations. To date, we have not raised any capital, nor have we entered into arrangements with fund investors or customers.

Market Opportunity

According to the Energy Information Agency, or EIA, in 2012, total sales of retail electricity in the United States were $363 billion. U.S. retail electricity prices have increased at an average annual rate of 1.5% and 3% from 2002 through 2013 for residential and commercial customers, respectively. Despite increasing U.S. retail electricity prices, U.S. electricity usage has continued to expand over the past decade.

Across the United States, many utility customers are paying retail electricity prices at or above an electricity price of 14.1 cents per kilowatt hour, or kWh. In dollar terms, 2011 data suggests a U.S. market size of $63 billion at an electricity price at or above 14.1 cents per kWh. Using historical annual growth rates for residential and commercial retail electricity prices for 2002 to 2012 and flat electricity consumption, the implied U.S. market size at or above 14.1 cents per kWh increases to $185 billion, or 1,069 TWh, by 2018.

As a result of rising energy prices, the market for energy efficiency solutions is expected to grow significantly and we believe we can fill a niche in this rapidly expanding market by providing low cost, energy saving technology and innovative solutions that use or complement BrioWave technology. According to an October 2012 report by Navigant Research, the energy efficient housing market will expand rapidly over the remainder of the decade, growing from an annual market value of $14 billion in 2012 to almost $84 billion by 2020. This sector consists primarily of the installation and deployment of energy efficiency products and services, including energy efficiency-related engineering, construction, services, technical support and equipment. We believe environmentally conscious consumers will, in particular, be interested in our product offerings.

Rising retail electricity prices, coupled with inelastic demand, create a significant and growing market opportunity for providers of lower cost retail energy. We aim to take advantage of this opportunity and sell products designed to reduce electrical consumption associated with residential pools. We believe our patented BrioWave technology may also represent an effective demand response solution for utilities and we are looking into ways to use our technology to save costs for owners of residential pools and to install residential and commercial solar power systems to leverage similar energy savings.

Our Approach

We have developed an integrated approach that could potentially allow our customers access to lower cost retail energy alternatives in a simple and cost-efficient manner. The key elements of our integrated approach are:

Sales. Develop a structured sales organization to efficiently engage prospective customers, from initial interest through customized proposals and, ultimately, result in signed contracts for products and services.

Financing. Provide pricing options to our customers to help make renewable, distributed energy and BrioWave technology affordable.

Engineering. We have developed hardware and software that potentially optimizes the energy production of each solar energy system.

Installation. We will work to obtain all necessary building permits and handle the installation of our solar energy systems. By managing these logistics, we believe we can make the installation process simple for our customers.

Monitoring and Maintenance. Our plan is to utilize our own software and other software from third party vendors to provide our customers with a real-time view of their energy generation, consumption and carbon offset through an easy-to-read application available on any device with a web browser.

Complementary Products and Services. Using our proprietary hardware and software, we analyze our customers’ energy usage and identify opportunities for energy efficiency improvements.

Our Strategy

Our goal is to become a competitive provider of energy efficient solutions, demand response technology and of clean distributed energy worldwide. We aim to outfit every home with our Smart Energy Management Controllers and believe our product offerings will provide an alternative to traditional energy bills that is cleaner and less costly than most other energy providers. We do not currently have funding for any of these initiatives at this time. When funding becomes available, our plans are to:

Rapidly grow our customer base. We intend to invest significantly in sales, marketing and operations personnel and leverage strategic relationships with new and existing industry leaders to further expand our business and customer base.

Offer lower priced energy solutions. We plan on reducing the costs of our products by continuing to leverage our proprietary hardware and software to further ensure that our integrated team operates as efficiently as possible, and working with fund investors to develop innovative financing solutions to lower our cost of capital and offer the savings of lower-priced energy to our customers.

Leverage our brand and long-term customer relationships to provide complementary products. We plan to continue to invest in and develop complementary energy products, software and services, such as our BrioWave and BrioWEMS energy management technologies, to offer further cost-savings to our customers.

Expand into new locations. Our plan is to make the product commercially available and then we intend to soft launch and expand into new locations, initially targeting those markets where climate, government regulations and tax incentives position solar energy as an economically compelling alternative to utilities.

Growth Strategy

We do not currently have funding for any of these initiatives at this time. When funding becomes available, our growth strategy is to expand our business (i) through acquisitions of, or investments in, other companies with competing or complementary services, technologies or businesses; and (ii) by entering into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. We are actively engaged in the process to identify additional acquisition candidates and negotiate transactions, which contribute increased cash earnings or generate top line revenue. We expect to fund our business expansion through the issuance of debt or equity securities, the payment of cash, the exchange of services, or any combination thereof.

Competition

The market for our products and services is competitive and rapidly changing, and the barriers to entry are relatively low. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices.

Other companies, both public and private, could choose to enter our space and compete directly with us, or indirectly by offering substitute solutions. The result could be decreased demand or pricing for our services, longer sales cycles, or a requirement to make significant incremental investments in research and development to match these entrants’ new technologies. If any of these happens, it could cause us to suffer a decline in revenues and profitability.

Our principal competitors for our BrioWave technology include providers or producers of variable speed pool pumps, motors and controls for small, medium and large sized businesses such as Pentair, Zodiac, Hayward, Goldline and Intermatic. Our competitors for our solar power systems include Renova Solar, Verengo Solar and SolarCity.

Competition could result in reduced sales, reduced margins or the failure of our BrioWave products to achieve or maintain more widespread market acceptance, any of which could harm our business. While we do not compete currently with vendors serving larger customers and focus primarily on residential customers, we may face future competition from these providers if they determine that our target market presents an opportunity for them. Finally, in the future, we may experience competition from retailers reselling or refusing to market our products in lieu of other large established businesses having more leverage, such as Superior Pool Products, Leslie’s Swimming Pool Supplies or Pool Electrical Products. If these companies decide to develop, market or resell competitive Smart Energy Management Controllers, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. In addition, one or more of these resellers or other businesses could decide to offer a competitive product at a low cost in order to generate revenue as part of a larger product offering.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. In addition, these companies may have longer operating histories and greater name recognition than we have and may be able to bundle products with other products that have gained widespread market acceptance. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to market conditions. Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments.

Our ability to compete will also depend on our ability to raise at least $4.3 million in capital to fund our business plan and continuing operations, the strength of our brand, the retention of key employees, our ability to attract key talent and other personnel, and the efficiency of our business development and marketing. All these activities require significant financial resources. We may not be able to sustain competition. Our inability to compete effectively would have an adverse impact on our business.

Sales and Marketing

We do not currently have funding for any of these initiatives at this time, our sales and marketing plans are dormant. When funding becomes available, our plans are to revise our sales and marketing plan. We expect to participate in trade shows, produce television commercials in those areas with high concentrations of residential pools, target consumers with existing solar power systems, or desiring new solar installations, as well as targeting alternative energy providers for the purpose of reselling or licensing our BrioWave technology.

Research and Development

We believe that our future success depends to a large degree on our ability to continue to conceive and develop new products and technologies to enhance the performance characteristics and methods of manufacture of existing and new products. We do not currently have funding for any of these initiatives at this time. Our research and development activities are dormant. When funding becomes available, our plans are to invest our own funds on research and development. For the years ended December 31, 2013 and 2012, research and development expenses, net amounted to $23,777 and $0, respectively; none of which was reimbursed by our customers.

Intellectual Property

We rely, in part, upon patents, copyrights, trademarks, trade secrets and proprietary knowledge as well as personnel policies and employee confidentiality agreements concerning inventions and other creative efforts to develop and to maintain our competitive position. We plan to file for patents, copyrights and trademarks in the United States and in other appropriate countries to protect our intellectual property rights to the extent practicable.

We primarily rely on one patent, U.S. Patent No. 7,777,366 B2, which was issued by the United States Patent and Trademark Office on August 17, 2010. Our patent is a utility patent that covers the technology’s ability to control loads. Using our technology, we are able to control loads when connected to both an air conditioner and a pool filter through load sensors. When connected to our technology, the pool filter system has a predetermined run time and is only operating when the air conditioner is not. When the air conditioner turns on, the load to the pool filter system is disconnected. When the air conditioner turns off, the load is returned to the pool filter which resumes running at the point in the run time where the pool filter had previously left off. This functionality is accomplished using load sensors to determine when a device is energized or not. The load control system provides a more efficient and better use of energy resources. Under the patent, our technology provides backwash functionality in a timed cycle through the pool filtration system by reading an inline pressure sensor switch and manipulating a series of valves.

On December 16, 2008, we filed our service mark, BrioWave, in standard characters with the United States Patent and Trademark Office. The service mark was first used in commerce on August 8, 2008 and filed for opposition by the United States Patent and Trademark Office on January 5, 2010.

Government Regulations

Our products and services are typically not subject to existing federal and state regulations in the U.S. governing the electric utility industry. However, if in the future we receive sufficient funding, our solar solution will be subject to oversight by the Federal Energy Regulatory Commission (FERC) and the North American Electric Reliability Commission (NERC), and other regulatory entities under the Federal Power Act, and the individual Regional Transmission Owner or Independent System Operator approved tariffs and manuals. In addition, our products and their installation are subject to government oversight and regulation under state and local ordinances relating to communications requirements, building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover our products and services.

Electric Utility Pricing and Related Regulations

We are impacted by electric utility pricing and related regulations. Utility pricing is administered through state agencies, typically public utility commissions, through formal proceedings involving the public, utilities, and various affected parties. Often, direct legislative mandates apply to specific issues. How these rules are structured and interpreted has a significant impact on the economic viability of our Company.

Employees

As of March 31, 2013, we had two employees in the United States, both of which are part-time. We rely on independent contractors for other aspects of our business and in particular, we rely on contracts with technical engineers from a primary vendor to assist us in the development of our Smart Energy Management Controllers.

We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified independent contractors. There can be no assurance that we will be able to attract and retain such individuals. We believe we have good relations with our employees and independent contractors.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this Annual Report. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

Director Independence

We are not currently listed on any national securities exchange that has a requirement that our Board of Directors have an independent director. At this time, we do not have an “independent director” as that term is defined under the notes of the NASDAQ Capital Market. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Risk of not being able to repay our “Secured Promissory Notes” on the date of maturity.

On June 21, 2013, The Company issued two Secured Promissory notes, both in the amount $55,000 each to two different investors (the “Secured Promissory Notes 1 and 2”). Both Secured Promissory Notes 1 and 2 have a maturity date of June 23, 2014 (Date of Maturity) and an annual interest rate of 12% per annum.  Secured Promissory Note 1 and 2 are collateralized by the Company’s Energy Forecasting and Management Device”, its only patent, Patent #7777366 issued by the United States Patent and Trademark Office (USPTO), including the associated source code which is not patented.  If we are unable to repay these debt obligations by the date of maturity, we risk forfeiture of the technology to these investors.  We may be unable to restructure this debt.  We believe that we have good relations with these investors, however, should default occur; they may be unwilling to work with us or negotiate a lease back or other terms for the use of this technology on conditions that are suitable to the company.  Our business and marketing plans are reliant on the use of our only patent.  Should this occur, we may be forced to wind down operations or into bankruptcy or liquidation proceedings.

There is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We are a development stage company. We have generated no significant revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern. Our business needs in total approximately $4,375,000 to fully implement our business plan. We have a Letter of Intent to secure ongoing funding from Beacon Global Partners, LLC at this time. The total amount is being negotiated. Pursuant to the Letter of Intent, we expect to have a binding Agreement with an amount within fifteen days of the filing of the Company’s 2013 Annual filing on Form 10-K. There is uncertainty regarding our ability to implement our business plan without additional financing. We have a history of operating losses, limited funds and no agreements, commitments or understandings. Our future success is dependent upon our ability to commence selling our products, generate cash from operating activities and obtain additional financing. There are no assurances that we will be able to continue selling our products, generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to continue in business and implement our business plan.

Our lack of operating history makes it difficult for an investor to evaluate our future business prospects.

We have a limited operating history. We have generated no significant revenues from the sales of our products. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate revenues or profits, which makes it difficult to evaluate our business. As a consequence, it is difficult, if not impossible, to forecast our future results. Because of the uncertainties related to our lack of operating history, it is more difficult for an investor to make an investment decision concerning our securities than if we were a profitable operating business.

We require financing and if such financing is not available on acceptable terms it could have a material adverse effect on our business and financial condition.

In June 2013, we entered into an equity line of credit with Dutchess Opportunity Fund II, LP that provides that Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months from the first day following the effectiveness of a registration statement. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the related investment agreement (“Investment Agreement”), as soon as we have an effective registration statement in place. We have not yet filed a registration statement registering the shares and therefore, we have not yet sold any shares under the Investment Agreement and are unable to do so until the shares are registered. Accordingly, we are currently in default under the Investment Agreement with Duchess for not filing the registration statement and our equity line remains unavailable.

We do not have any arrangements with any bank or financial institution to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition and results of operations.

We believe that a customer’s decision to buy renewable energy from us is primarily driven by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

●	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;

●	the construction of additional electric transmission and distribution lines;

●	a reduction in the price of natural gas as a result of new drilling techniques or a relaxation of associated regulatory standards;

●	the energy conservation technologies and public initiatives to reduce electricity consumption; and

●	development of new renewable energy technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase of our BrioWave technology and proposed solar power energy systems less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our BrioWave product offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease due to any of these reasons, or others, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth could be limited.

The products we sell and install have never been sold on a mass market commercial basis, and we do not know whether they will be accepted by the market.

The market for our BrioWave products for use by residential, commercial, industrial and governmental users is at a relatively early stage of development and the extent to which the products we sell and install will be widely adopted is uncertain. If these products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for the products we sell and install may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including but not limited to:

●	the failure of our products to compete favorably against other similar energy conservation products on the basis of cost, quality and performance;

●	our failure to develop and maintain successful relationships with suppliers of components of our products; and

●	customer acceptance of our BrioWave technology.

If our proposed products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

Because we depend and will depend upon third parties with whom we have no signed contracts for components used in manufacturing our product and for the manufacturing of our products, if these manufacturers or suppliers fail to perform or if we lose our relationships with these manufacturers or suppliers, our revenues could be reduced.

We will rely on various third party suppliers for the components used in the production of our swimming pool electronic control products and for the manufacturing of our products. Specifically, we are outsourcing all production, including, but not limited to, the design of our printed circuit board technology, firmware, and software assembly to MEC Northwest. We maintain tooling in Guangzhou, China for the purpose of manufacturing our polyethylene enclosure. We do not have any signed contracts pertaining to any of our manufacturing which exposes us to a greater risk of losing these suppliers or manufacturers than if we had written agreements.

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

Technological changes in our industry could render our BrioWave products obsolete, which could prevent us from achieving sales and market share.

If we or our suppliers fail to refine our, or their, technology and to develop and introduce new products could cause our, or their, products to become uncompetitive or obsolete, which could prevent us from increasing our sales and becoming profitable. The industry related to components using our Brio Wave products is rapidly evolving and highly competitive. Development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of products using our products. If this occurs, our sales could be diminished.

We rely on access to software from a third party vendor the Company is in default with on an agreement.

As of December 31, 2013, the Company remains in default under the terms and conditions of an agreement for software usage provided by a vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software and its purpose is related to the use of its graphical user interface, to display data, dashboards and control parameters. The user interface is a critical tool in the technologies use for its utility demand response application. If we are prevented from using this software, commercialization of our product for use by utility vendors may not materialize, or may delay its launch to market and delay or impair our ability to deliver products on a timely basis, which could reduce our revenues or render the technology obsolete. We have no assurances from the vendor that they will continue to allow us access to the use of this software.

Problems with product quality or product performance, including defects, in the BrioWave products we distribute and install could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our BrioWave products may contain undetected errors or defects, especially when the products are first introduced. For example, components in our BrioWave products may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver components with errors or defects, or if there is a perception that our components contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. Similarly, if we deliver components with errors or defects, or if there is a perception that such components contain errors or defects, our credibility and the market acceptance and sales of our BrioWave products could be harmed. Furthermore, widespread product failures may damage our market reputation, reduce our market share, and cause sales to decline.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the component products in our energy systems results in injury.

Our business may be subject to warranty and product liability claims in the event that our BrioWave technology fails to perform as expected or if a failure of our BrioWave technology results, or is alleged to result, in bodily injury, property damage or other damages. Because our BrioWave technology is used with products that involve the use of electricity, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We have no product liability insurance. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our business’ exposure to product liability claims is expected to increase significantly in connection with the implementation of our business plan.

We rely on suppliers to comply with intellectual property, copyright, hazardous materials and processes and trade secrecy laws and regulations and, if such laws and regulations are not sufficiently followed, our business could suffer substantially.

We endeavor to comply with all law and regulation regarding intellectual property law, manufacturing process law and regulation, however, in many cases it is our supplier that must comply with such regulations and laws. Although we make efforts to ensure that products sourced from third parties comply with required regulation and law and that the operation of our suppliers do as well, our business could suffer if a supplier was, or suppliers were, found to be non-compliant with regulation and law in our, our customers’ or our suppliers’ jurisdictions.

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

We primarily rely on one patent, U.S. Patent No. 7,777,366 B2, issued by the United States Patent and Trademark Office (USPTO) on August 17, 2010. We rely in part, on copyright, trademark and trade secret laws, proprietary rights agreements, and non-disclosure agreements to protect our intellectual property. We cannot give any assurance that these measures will prove to be effective in protecting our intellectual property. We also cannot give any assurance that our existing patent will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may ultimately hold by developing products which closely emulate but do not infringe our patents. We can give no assurance that we will be able to successfully defend our patents if and when received and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give any assurance that we will not be required to defend against litigation involving the patents if and when received or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

Our lack of an established brand name and relative lack of resources could negatively impact our ability to effectively compete in the market for applications using our BrioWave technology, which could reduce the value of your investment.

We do not have an established brand name or reputation in the business of sales and installation of our BrioWave products. We also have a relative lack of resources to conduct our business operations. Thus, we may have difficulty effectively competing with companies that have greater name recognition and resources than we do. Our inability to promote and/or protect our brand name may have an adverse effect on our ability to compete effectively in the energy systems market.

Our management decisions are made by our management team, Shawn Davis and Thomas Bianco. If we lose their services, our revenues, if any, may be reduced.

Our success is dependent in part upon the availability of our executive officers. The loss or unavailability to us of either of Messrs. Davis or Bianco could have a material adverse effect on our business, prospects, financial condition and operating results. If Messrs. Davis or Bianco is not able to continue as an officer, our prospects could be adversely affected and, as a result, the loss of services of Mr. Davis or Mr. Bianco could materially adversely affect our operations. We have entered into employment agreements with each of Messrs. Davis and Bianco. We do not maintain key man insurance.

Risks Related to our Convertible Notes

On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment

On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $120,000, representing 150% of the remaining outstanding principal balance of Convertible Notes 1, 2, and 3, together with default interest under the terms of the Notes. Because we have failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, 3, 4 and 5 (collectively, the “Convertible Notes”), we are in default under the respective Convertible Notes. The Convertible Notes are held by the same holder. As of the date of this filing, we continue to work with the holder of the Convertible Notes, and though the holder of the notes has not threatened litigation, the incident rises to the level of potential threatened litigation. We anticipate the parties will be able to resolve the issue amicably. The holder of the Convertible Notes has continued to support us and has advanced certain additional funds to us beyond the date of the issuance of its demand letter that was received on January 30, 2013. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

Existing stockholders could experience dilution upon the issuance of common stock pursuant to the conversion of our Derivative Financial Instruments (Convertible Notes)

Our Derivative Financial Instruments (Convertible Notes) contemplate the issuance of shares of our common stock to satisfy these debt obligations, subject to certain restrictions and obligations. Our existing stockholders’ownership could be diluted by such conversions. Consequently, the value of your investment may decrease. Our convertible notes provide the issuer with the following conversion terms.

Convertible Note 1. On September 2011, the Company issued a convertible promissory note in the amount of $42,500 to an investor (the “Convertible Note 1”). Convertible Note 1 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 1 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The convertible note has a variable conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature.

Convertible Note 2. On January 5, 2012, the Company issued a second convertible promissory note in the amount of $42,500 to the same investor (the “Convertible Note 2”). Convertible Note 2 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 2 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 2 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature.

Convertible Note 3. On December 3, 2012, the Company issued a third convertible promissory note in the amount of $3,000 to the same investor (the “Convertible Note 3”). Convertible Note 3 had a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 3 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 3 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature.

Convertible Note 4. On February 21, 2013, the Company issued a fourth convertible promissory note in the amount of $50,000 to the same investor (the “Convertible Note 4”). Convertible Note 4 had a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 4 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 4 has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature.

Convertible Note 5. On April 18, 2013, the Company issued a fifth convertible promissory note in the amount of $22,500 to the same investor (the “Convertible Note 5”). Convertible Note 5 had a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 5 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 5 has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature.

Convertible Note 6. On August 5, 2013, the Company issued a sixth convertible promissory note in the amount of $10,000 to the same investor (the “Convertible Note 6”). Convertible Note 6 has a maturity date of May 7, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 6 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 6 has a variable conversion price of 35% representing a discount rate of 65% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature

We lost our office space; our business may adversely be impacted

On April 3, 2014, we lost our office space.  We are currently looking for suitable office space.  Losing our office space may disrupt our ongoing business. We have to store items that may not be available when needed, or which may result in loss. Sensitive information and tangible property may be at additional risk of being lost by not being stored in a centralized or secure location

Risks Related to Our Equity Line

The resale of the shares of common stock which may be issued under our equity line could depress the market price of our common stock and you may not be able to sell your investment for what you paid for it.

We intend to register the resale of up to $5,000,000 of our common stock in connection with our equity line, but have not yet filed a registration statement registering the shares. The sale of these shares into the public market by the investor could depress the market price of our common stock and you may not be able to sell your investment for what you paid for it.

Existing stockholders could experience dilution upon the issuance of common stock pursuant to the equity line.

Our equity line contemplates our issuance of shares of our common stock, subject to certain restrictions and obligations. If the terms and conditions of the equity line are satisfied, and we choose to exercise our put rights to the fullest extent permitted and sell shares of our common stock to the investor, our existing stockholders’ ownership will be diluted by such sales. Consequently, the value of your investment may decrease.

The equity line investor will pay less than the then-prevailing market price for our common stock under the equity line.

The common stock to be issued pursuant to the equity line, once we have an effective registration statement in place, will be purchased at a 5% discount to the lowest daily volume weighted average price, VWAP, of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to the counterparty, subject to certain exceptions. The counterparty has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the investor sells the shares, the price of our common stock could decrease.

We may not be able to access sufficient funds under the equity line when needed.

Our ability to put shares and obtain funds under the equity line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to the investor at any one time, which is determined in part by the trading volume of our common stock, and a limitation on the investor’s obligation to purchase if such purchase would result in them beneficially owning more than 4.99% of our common stock. Accordingly, the equity line may not be available to satisfy all of our funding needs. To date, we have not sold any shares under the Investment Agreement as we have not yet filed a registration statement registering the shares and accordingly, we are currently in default under the Investment Agreement. It is our understanding that, upon notice from us to sell shares to Dutchess under the Investment Agreement, Dutchess will begin selling shares in the open market and does not typically hold the shares purchased, if any, from us. However, once the registration statement is effective, the Investment Agreement does not require Dutchess to immediately sell the shares we issue to them.

Risks Related to our Common Stock

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock (OTCBB: AURT) is quoted on the Over-the-Counter Bulletin Board, or the OTCBB. We expect our common stock to continue to be quoted on the OTCBB for the foreseeable future. Broker-dealers may decline to trade in OTCBB stocks given the market for such securities is often limited, the stocks are more volatile and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

●	our ability to successfully conceive and to develop new products and services to enhance the performance characteristics and methods of manufacture of existing products;

●	the fluctuation of sales by season as the history of swimming pool electronic control products indicates that our busiest delivery periods trends to be March through September;

●	our ability to retain existing customers and customers’ continued demand for our products and services;

●	the timing of our research and development expenditures and of new product introductions;

●	the timing and level of acceptance of new products or enhanced versions of our existing products; and

●	price and volume fluctuations in the stock market at large which do not relate to our operating performance.

Because our officers and directors control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Our executive officers and directors beneficially own approximately 42% as of April 14, 2014 of our outstanding common stock and 33.3% of our Class B preferred stock, of which the holders are entitled to twenty thousand votes per share. As the Class B preferred stock votes with common stock, our executive officers and directors collectively hold 33.3% of the voting rights of our Company. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. Our executive officers and directors also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring, or preventing a change in control of our company that you might view favorably.

Changes to the Articles of Incorporation.

We filed a Definitive 14C Information Statement on January 29, 2013.  The Board of Directors believes that the increase in the number of authorized shares of Common Stock is in the best interests of the Company and its stockholders. The purpose of increasing the number of authorized shares of Common Stock is to have shares available for issuance for such corporate purposes as the Board of Directors may determine in its discretion, including, without limitation, conversion of convertible securities, future acquisitions, stock splits, stock dividends, future financings and other corporate purposes.  Existing stockholders will experience dilution upon the issuance of common stock pursuant to the conversion of our convertible notes which may decrease the value of your investment.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

ITEM 2. PROPERTIES.

On September 30, 2013, the lease on our office space located at 3700 E. Tahquitz Drive, Suite 117, Palm Springs, California expired. Our corporate headquarters, including our principal administrative, marketing, technical support, and research and development departments, are presently located in Palm Springs, California, in office and warehouse provided by the Coachella Valley Economic Partnerships (CVEP) iHub division at no cost to us. We have been assigned one office, consisting of approximately 1,000 feet, which has space suitable for assembling and storage of our technology. Due to inactivity, we have agreed to move out of our office space at the accelerator campus on April 4th, 2013 with the CVEP iHub division. On April 3, 2014, we moved out of this space. The Company is in the process of locating suitable office space for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

Dispute with Vendor

In March 2010, we engaged the services of a vendor to complete certain services. Pursuant to the agreement, we paid the vendor a total of $70,618 towards the completion of services. The agreement contained a “not to exceed cost” of $89,435. On or about September 21, 2010, we issued the vendor 250,000 shares of our restricted Class A common stock as an incentive for the vendor to deliver services no later than March 1, 2011. The vendor agreed to incrementally deliver work in progress; however, no work was received from the vendor. The vendor requested an additional payment of $18,818, which we did not pay. On or about October 4, 2011, the vendor repudiated the agreement. On February 23, 2011, we engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations. The vendor did not acknowledge receipt of our demand.

On September 25, 2011, we received notice of a Chapter 7 bankruptcy case filed personally by the vendor. We have placed a stop order on the certificate we issued on or about September 21, 2010 to the vendor. As of this date hereof, we are currently conferring with counsel regarding possible litigation to cancel the stock certificate. Our alleged damages resulting from the vendor’s failure to perform and subsequent repudiation of the contract, including our lost opportunity costs, should we pursue litigation against the vendor, will need to be established by an economic expert. The vendor could conceivably pursue litigation against us for the $18,818 payment; however, we believe it is not probable and therefore, a contingent liability for the amount is not warranted.

Potential Legal Dispute with Wakabayashi Fund, LLC

On or about July 30, 2013, Wakabayashi Fund, LLC sent an email advertisement to us marketing certain financial services, and we responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well-known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with our executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed our corporate information, agreed to invest immediately in us, and were imminently prepared to send checks to us, but that he would not advise them to do so until after we issued and delivered a stock certificate for 750,000 shares of our common stock to the Fund. After Mr. Stone assured our executive officers that the investment was assured, imminent and forthcoming, and that we would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, we agreed to process the now pending stock certificate. We negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving to us within the first few weeks. We indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this report, no funds or offers to provide funds for us have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. We believe Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, we were notified by our transfer agent that the Fund was attempting to clear a stock certificate. We notified our transfer agent to place a stop order on the transaction. On or about July 2, 2013, we received an email from our transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, we responded to the Fund’s counsel detailing the facts set forth above and indicated we would not process the certificate for 750,000 shares of our common stock, but in an effort to resolve this matter quickly and efficiently, we offered to issue the Fund 50,000 shares of common stock. On September 24, 2013, we received a letter from our transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming our transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of our common stock. The Company has not been named in the lawsuit, but we are prepared to litigate the matter if necessary. As of December 31, 2013 the 750,000 shares remains issued and outstanding.

Default on Convertible Promissory Note

On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $120,000, representing 150% of the remaining outstanding principal balance of Convertible Notes 1, 2, and 3, together with default interest under the terms of the Notes. Because we failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, 3, 4 and 5 (collectively, the “Convertible Notes”), we are in default under the respective Convertible Notes. The Convertible Notes are held by the same holder. As of the date of this filing, we continue to work with the holder of the Convertible Notes. We anticipate the parties will be able to resolve the issue amicably. The holder of the Convertible Notes has continued to support us and has advanced certain additional funds to us beyond the date of the issuance of its demand letter. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

Default of Agreement with vendor for Software

As of December 31, 2013, we remain in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill us for its respective monthly payments. We are is not currently using the software. Due to insignificant revenue and lack of future contract, we recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012

We, on occasion, may also be involved in other legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock (OTCBB: AURT) is quoted on the Over-the-Counter Bulletin Board, or OTCBB. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. The following table provides the high and low bid price information for our common stock for the periods indicated which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Bid Prices
	High	Low
	($)	($)

For the Fiscal Year Ended December 31, 2013
First Quarter ended March 31, 2013	$0.01	$0.01
Second Quarter ended June 30, 2013	$0.01	$0.01
Third Quarter ended September 30, 2013	$0.01	$0.01
Fourth Quarter ended December 31, 2013	$0.03	$0.06

For the Fiscal Year Ended December 31, 2012
First Quarter Ended March 31, 2012	$0.12	$0.08
Second Quarter Ended June 30, 2012	$0.14	$0.08
Third Quarter ended September 30, 2012	$0.10	$0.06
Fourth Quarter ended December 31, 2012	$0.10	$0.10

Holders

As of March 31, 2014, we had approximately 331 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividend Policy

Common Stock

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends or that we will pay such dividends, if we do.

Preferred Stock

The Class B Participating Cumulative Preferred Super-voting Stock owned by certain of our officers and directors pays a cumulative dividend at 6%. For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, our Board of Directors did not declare any dividends and dividends will not be declared until we have sufficient cash from profits to do so. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2013 was $130,987.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended December 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plan as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	3,200,000
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	-

2010 Equity Incentive Plan

In June 2010, we registered 4,000,000 shares under our 2010 Equity Incentive Plan. No shares have been issued to date under the Plan. The Equity Incentive Plan is intended to compensate Employees for services rendered. The Employees who will participate in the 2010 Equity Incentive Plan have agreed or will agree in the future to provide their expertise and advice to us for the purposes and consideration set forth in their written agreements pursuant to the 2010 Equity Incentive Plan. The services to be provided by the Employees will not be rendered in connection with: (i) capital-raising transactions; (ii) direct or indirect promotion of our Class A Common Shares; (iii) maintaining or stabilizing a market for our Class A Common Shares. The Board of Directors may at any time alter, suspend or terminate the Equity Incentive Plan.

As of December 31, 2010, 800,000 shares were approved under this plan for issuance by the Board of Directors. 200,000 shares each were approved for issuance to Shawn Davis, Thomas Bianco, Paul Davis and Raymond Tai. As of December 31, 2013, the balance sheet date, none of the shares under this plan were granted or issued.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

We are an environmentally conscious, socially responsible company aiming to develop and provide smart products that eliminate inefficiencies and reduce energy consumption. Our products are focused around our patented, proprietary BrioWave technology. We currently focus on two lines of business: building products for energy efficient solutions for owners of residential swimming pools and building products for residential and commercial solar power systems.

Currently, our main focus is on designing products, using our patented, proprietary BrioWave technology, that are intended to promote energy conservation and to save costs for owners of residential swimming pools. Our products are also designed to prevent potential costly maintenance problems from occurring in swimming pool filtration systems.

During 2013, we accomplished several significant milestones, including:

●	In 2013, we raised $12,500 in equity to continue our operations.

●	We installed two BrioWave devices for a vendor in the state of California.

●	We completed major enhancements to our corporate website, www.attunertd.com.

●	We launched our BrioWave product website, www.briowave175.com.

●	We installed our first residential solar energy system and it has been successful as of the date of this report.

●	We installed a BrioWEMS Smart Energy Management Controller at a residential location and it has been successful as of the date of this report.

●	We completed and produced a thirty second commercial complete with testimonials ready for television.

●	On February 21, 2013, the Company issued a fourth convertible promissory note in the amount of $50,000

●	On April 18, 2013, the Company issued a fifth convertible promissory note in the amount of $22,500

●	On August 5, 2013, the Company issued a sixth convertible promissory note in the amount of $10,000

Critical Accounting Policies and Estimates

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

Stock Based Compensation

We adopted ASC 718-20-10, “Share Based Payment,” which establishes the financial accounting and reporting standards for stock-based compensation plans. As required by ASC 718-20-10, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Stock based compensation is measured at fair value at the time of the grant.

Valuation of Long-Lived and Intangible Assets and Goodwill

Pursuant to the ASC 350-10-05, “Goodwill and Other Intangible Assets and the Impairment or Disposal of Long-lived Assets,” we assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors we consider include and are not limited to the following:

●	significant changes in performance relative to expected operating results;

●	significant changes in the use of the assets or the strategy of our overall business; or

●	significant industry or economic trends

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

We recognize revenues in the same period in which they are incurred from our business activities when goods are transferred or services rendered. Our revenue generating process consists of the sale of our proprietary technology or the rendering of professional services consisting of consultation and engineering relating types of activity within the industry. Our current billing process consists of generating invoices for the sale of our merchandise or the rendering of professional services. Typically, invoices are accepted by vendor and payment is made against the invoice within 60 days upon receipt.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Our fiscal year-end is December 31.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to valuation and amortization policies on property and equipment and valuation allowances on deferred income tax losses. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with FASB codification standards. The standard requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We adopted FASB codification regarding the required tax asset benefit computations for net operating losses carry forward. The potential benefits of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Property Plant and Equipment,” we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held and used by us are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. We recognized impairment losses of $0 and $74,269 on the impairment of patent, trademarks and software assets during 2013 and 2012, respectively.

Results of Operations

We are a development stage company with limited revenues. We recorded $950 in revenues for the year ended December 31, 2013.

Revenue

Our revenues for the year ended December 31, 2013 decreased 49% to $950 as compared to revenues of $1,877 for the same period in the prior year. The decrease in revenues for 2013 was primarily caused by our focus on commercializing our first product for use in the Texas and Southern California markets. Provided that we are successful in obtaining sufficient funding, we expect our revenues to grow as we intended to launch our products into the marketplace.

Operating Expenses

During the year ended December 31, 2013, our operating expenses increased by approximately $383,144, or 44%, as compared to the same period in the prior year. The decrease in operating expenses for 2013 was attributed primarily to lower general and administrative expenses incurred, and lower legal expenses and compensation paid.

Advertising Expense

Advertising expense primarily consists of expenses related to design, print, and promotion of future products. Our advertising expense for the year ended December 31, 2013 decreased to $750 from $36,700 reported for the same period in the prior year.

Net Loss

We reported a net loss for the year ended December 31, 2013 and 2012 of $1,360,596 and 953,445 and our net loss per share was $.03.

Liquidity and Capital Resources

In 2013, we used $242,493 in cash for operations. The cash used in operations consisted of our net loss of $1,360,596, offset by items including expenses related to common and preferred stock granted for services of $649,750,the increase of accounts payable and accrued expenses of $355,909, and the recognition of the change in value of our derivative liability of $21,240.

In 2013, we were provided $242,493 of cash in financing activities, including $12,500 received from the sale of common stock, and $231,936 in borrowings.

In 2013, we had a working capital deficit of $1,341,608, which consisted of $254,915 in account payable and accrued liabilities, $401,456 in accrued salaries, a convertible note payable of $155,502, derivative liability of $169,785 and other liabilities of $359,950.

In 2012, we used $434,260 in cash for operations. The cash use consisted of our net loss $953,445 offset by items including stock granted for services of $200,890, the impairment of our software for $74,269, and the recognition of our derivative liability of ($38,946).

In 2012, we were provided $190,123 of cash in financing activities including $153,000 received from the sale of common stock, and $55,684 in loans.

In 2012, we had a working capital deficit of $731,606, which consisted of $124,217 in accounts payable, $181,538 in accrued salaries, a convertible note payable of $120,304, debt due to related party of $10,184, derivative liability of $110,828, and other accrued liabilities of $184,535.

To remain operational through the next twelve months, we will need to improve our cash flows. In June 2013, we entered into an Investment Agreement with Dutchess Opportunity Fund II, or Dutchess, whereby Dutchess is committed to purchase from us, from time to time, up to $5,000,000 of our common stock over the course of thirty-six months from the first trading day following the effectiveness of a registration statement. We have not yet filed a registration statement registering the shares. Accordingly, we are currently in default under the Investment Agreement and the equity line remains unavailable. As soon we have an effective registration statement, we may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. We intend to file the registration statement with the Securities and Exchange Commission in the upcoming months so that we can establish our equity line.

We are currently in negotiations with Beacon Global Partners, LLC for the purpose of seeking additional financing in order to fund our operations and carry out our business plan for the next twelve months. We anticipate executing a final agreement in the upcoming months. We do not have any arrangements with any banks or financial institution to provide additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue operations. If we are not able to establish and draw upon our equity line, or we fail to secure other financing and we are not generating positive cash flow, we will consider other options, including curtailing operations.

Our management has also been focused on raising additional capital, developing relationships with distributors to resell BrioWave technology, and launching the first of our products into the marketplace. If we are unable to improve our cash flow, we may need to raise additional funds through equity or debt financings. If required, additional financing may not be available on terms that are favorable to us, if at all. Any equity financing may be dilutive to our existing shareholders. If we are unsuccessful in our attempts to increase cash flows to cover our expenditures or raise additional funds in a financing, we may not be able to remain operational over the next twelve months.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are included at the end of this report.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

1.	We do not have an audit committee – While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including an audit committee financial expert, is important for control purposes. Currently, the Board of Directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities Our Chief Financial Officer does not act in this capacity.

2.	We did not maintain appropriate cash controls – As of December 31, 2013, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and we did not require dual signature on our Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

3.	We did not implement appropriate information technology controls – As of December 31, 2013, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	Due to our small size, we do not have segregation of accounting or management duties which is a deficiency in our disclosure controls. We are currently working on acquiring certain resources to cure this deficiency.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We are working to develop sustainable processes of our own and have made progress towards completion of this effort; however, the lack of capital and our relatively small size has made it difficult for us to quickly design, implement and test sustainable processes adequate to remediate the notated material weaknesses. To address and remediate the material weaknesses in internal control over financial reporting described above, we have taken the following steps:

1.	Appropriate Cash Controls. We are working on maintaining appropriate cash controls and we now require two signatures when signing and issuing checks.

2.	Segregation of Accounting and Management Duties; Implementation of Appropriate Technology Controls. We have begun to break up auxiliary patterns, dividing functions such as bookkeeping and accounting into separate steps. Additionally, we have begun the process of implementing a process intended to segregate the accounting and bookkeeping duties from management duties. First, we have implemented a cloud computing accounting software system. Our Chief Executive Officer and Chief Financial Officer provide the documentation for sales or other transactions, and upload the documents to a cloud computing accounting software system for processing by a third party vendor. Our Chief Executive Officer and Chief Financial Officer still maintain oversight. We have also begun the process to reconcile other discrepancies through audit and assistance from our auditors.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified material weaknesses in our internal control over financial reporting as described above. Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Entry into Material Agreement

On April 2, 2014, we entered into a Letter of Intent (the “LOI”) with Beacon Global Partners, LLC, a Wyoming limited liability company (“BGP”). The LOI is precedent to a formal binding Change of Control Agreement which is expected to be finalized in the upcoming months. Under the LOI, BGP will assume majority control of the Company in exchange for ongoing capital financing an amount to be determined. Pursuant to the LOI, and only until, after receiving full funding to continue operations through the close date of March 31, 2015, BGP will be issue preferred stock providing them with at least 51% voting control of the Company. No assets of the Company are being sold. Our Board of Directors has determined that it is in the best interests of our Company and our shareholders to change majority control of the Company to BGP. As of the date hereof, BGP, LLC holds 0% of the voting securities of our Company.

The parties have agreed to a closing date of March 31, 2015 (the “Closing Date”), we have agreed to use our best efforts to affect a change of majority control of the Company, subject to the terms and conditions of the LOI. To the best of our knowledge, the source of BGP’s funding will originate from friends and family and private placements.

No later than the Closing Date, provided all of the terms and conditions of the LOI are met, the parties agree that BGP will obtain majority control of the Company, including but not limited to, control of our business plans and our intellectual property held as of the date of the LOI.

Once the terms and conditions of the LOI have been satisfied, Messrs. Davis and Bianco have each agreed to forgive and cancel any and all amounts of accrued interest reported and carried on our balance sheet generated from Messrs. Davis and Bianco’s preferred stock holdings, and to surrender their respective preferred stock holdings in full to the Company treasury for cancellation.

As part of the LOI, BGP has agreed to a Stock Purchase Agreement in the amount of $400,000 (the “SPA”) to each of Messrs. Davis and Bianco for the purchase of 3,000,000 shares of Class A common stock from each of the executives’ personal stock holdings. BGP will be responsible for the payment of any gross-up or tax payments resulting from the sales, and these additional payments will be owed to each of Messrs. Davis and Bianco in addition to the compensation amount and any other agreed-upon compensation due to Messrs. Davis and Bianco. Pursuant to the LOI, Messrs. Davis and Bianco have agreed to suspend their existing respective employment and severance agreements with the Company. The parties have agreed that BGP will continue to pay an annualized consultancy compensation of $120,000 to each of Messrs. Davis and Bianco until the earlier of the Closing Date or the date when the terms and conditions of the LOI are satisfied. As of the date of this filing, both Davis and Bianco have received $59,000 in compensation each towards this amount. Such annualized consultancy compensation may be deferred, but must be paid in full on, or before, BGP assumes control of the Company. At such time as when the terms and conditions of the LOI have been satisfied, Messrs. Davis and Bianco have agreed to terminate their existing respective employment and severance “Agreements’ with the Company and forgive the entire amounts of their accrued deferred compensation as of the date of the LOI, excluding the annualized Consultancy compensation of $120,000 discussed in the LOI.

The LOI also provides for certain changes to the officers of the Company and our Board.

Pursuant to the LOI, Messrs. Davis and Bianco have agreed to conditionally resign as Chief Executive Officer and Chief Financial Officer, respectively, of the Company, effective as of the filing of the Company’s Annual 2013 Form 10-K report to the SEC, on or about April 15, 2014. Messrs. Davis and Bianco have each agreed to continue to serve as consultants on an as-needed basis to the Company and to provide such duties and responsibilities as requested by BGP in writing. Messrs. Davis and Bianco will continue to serve as members of our Board of Directors.

Effective as of the filing of the Company’s Annual 2013 Form 10-K report to the SEC, on or about April 15, 2014, Kenneth Miller is conditionally appointed as our Chief Executive Officer and a member of our Board of Directors. Effective as of the filing of the Company’s Annual 2013 Form 10-K report to the SEC, on or about April 15, 2014, Sam Starr is conditionally appointed as our Chief Operating Officer and a member of our Board of Directors. Our Board of Directors will now consist of Messrs. Davis, Bianco, Miller, and Starr.

The LOI also contains certain terms and conditions regarding late payments by BGP. BGP will have a thirty-day grace period to cure non-payment or late payments for amounts owed under the LOI. If the default is not cured pursuant to the terms of the LOI, BGP has agreed to, among other things: (a) terminate the LOI; (b) forfeit all Company and Board of Director Positions; (c) and to make certain default payments to Messrs. Davis and Bianco. In the event of termination of the LOI, any and all amounts made to Messrs. Davis and Bianco will be deemed non-refundable under any circumstances.

As required to be disclosed by Item 403(c) of Regulation S-K, other than as disclosed above, there are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

The foregoing description of the LOI is qualified in its entirety by reference to the full text of the LOI, which is filed as Exhibit 10.1 to this 2013 Annual Report on Form 10-K, and incorporated herein by reference.

Amendment to the Letter of Intent from Beacon Global Partners, LLC dated April 1, 2014

On April 8, 2014 the parties agreed to amend the LOI such that each board member would have the following weight attached to their voting rights, Davis 30%, Bianco 30%, Miller 20% and Starr 20%. Collectively, Davis and Bianco will hold 60% of the majority vote. Miller and SP will collectively hold 40% of the minority vote until such time as BGP, is able to close or the agreement terminates pursuant to the terms and conditions of the LOI.

The foregoing description of the “Amendment to the Letter of Intent” is qualified in its entirety by reference to the full text of the “Amendment to the Letter of Intent”, which is filed as Exhibit 10.0 to this 2013 Annual Report on Form 10-K, and incorporated herein by reference.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective as of the filing of this 2013 Annual Report on Form 10-K with the SEC, on or about April 15, 2014, Shawn Davis resigned from his position as our Chief Executive Officer. He will remain a member of our Board of Directors. There are no disagreements between us and Mr. Davis.

On that same date, our Board of Directors appointed Kenneth Miller as our Chief Executive Officer and a member of our Board of Directors. Mr. Miller will receive an annual base salary of $185,000, and will be eligible to participate in benefit programs offered by us, including medical, dental, vision, and retirement plans on the same terms as our other executives.

Effective as of the filing of this 2013 Annual Report on Form 10-K with the SEC, on or about April 15, 2014,, Thomas Bianco resigned from his position as our Chief Financial Officer. He will remain a member of our Board of Directors. There are no disagreements between us and Mr. Bianco. No replacement for Mr. Bianco’s former position has been named at this time.

Effective as of the filing of this 2013 Annual Report on Form 10-K with the SEC, on or about April 15, 2014, our Board of Directors appointed Sam Starr as our Chief Operating Officer and a member of our Board of Directors. Mr. Starr will receive an annual base salary of $185,000, and will be eligible to participate in benefit programs offered by us, including medical, dental, vision, and retirement plans on the same terms as our other executives.

Messrs. Miller and Starr were appointed as officers of the Company and members of our Board pursuant to the terms of the LOI. If BGP defaults under the Agreement, Messrs. Miller and Starr have agreed to resign from their respective Company and Board positions.

Kenneth Miller

Kenneth Miller has built an executive career by being a strategist, innovator and tactical leader who has been able to deliver business development and branding programs that have produced explosive growth and unprecedented profitability. Mr. Miller is a driver of transformational programs that have gained executive buy in, built internal support at all levels and created cross-functional teams that have delivered exceptional results. While being fiscally conscious, he is a creative problem solver and risk-taker, with a record of issue discovery and resolution success that has resulted in exceptional bottom-line growth.

With over 20 years of executive leadership, most of Mr. Miller’s career has been spent in the media industry. He started in the media industry in 1981 in small market America and has since worked in the Midwest, Southeast and most recently in San Francisco. Considered a turn-around specialist, Mr. Miller was a key contributor to bottom line profitability by positively impacting revenue growth by 44% and resulting in a 35% profit margin in his first year at Sinclair in New Orleans, all while integrating three different corporate cultures into one. He effectively transitioned operational activities that resulted in a 20% increase in market penetration in less than a year at MC Media Radio Group. In one of his most recent positions, he formulated innovative, distinctive, and successful initiatives that resulted in a 42% increase in profit margins through revenue growth and cost reduction.

Mr. Miller was involved in the political arena with candidates in Pennsylvania and again in California upon leaving the media industry in 2008, after nearly 30 years. He has been an advertising manager, campaign manager and candidate himself. As a candidate, energy and water resources were his highest priorities. It was during his campaign that he became aware of our Company.

He most recently served as the founder of Beacon Global Group, LLC, a company established for assisting corporations through capital investment, merger and acquisition negotiations, and manufacturing support. There, he negotiated the intricate acquisition of a U.S. water technology company by an Asian company.

Mr. Miller, 54, was born in Williamsport, PA, and grew up in suburban Los Angeles and Washington D.C. He studied marketing and business at King’s College in Wilkes-Barre, PA, and Lycoming College in Williamsport, PA. and currently resides in San Francisco.

Samuel Starr

Samuel Starr began his professional career in the retail industry as a young man, responsible for new store acquisitions and operations for a national dry goods chain. He handled all aspects of opening new stores, including training of employees with an emphasis on attention to detail, as well as public and customer relations for the stores during their first few weeks of operation. Mr. Starr remained in retail for the next 20 years working in management and executive positions.

In 1970, Paul F. Crouch, Founder, and President of Trinity Broadcasting Network (TBN) contacted Mr. Starr about helping him develop the first Christian Television Network. He was one of seven people originally responsible for putting the network on the air. The first station went on the air in 1972 in Southern California and Mr. Starr developed the cable and satellite network that now beams programs to satellites worldwide and has allowed the network to grow to over 18,000 television and cable affiliates globally, making TBN the largest religious broadcaster in the world and one of the largest broadcasters in the world along with Time Warner and Disney.

While at TBN, Mr. Starr was instrumental in the development along with Scientific Atlanta (now Cisco) and marketing of the first “transportable uplink” that would launch a new industry and changed the way people watched television forever.

In 1982, Mr. Starr started his own consulting firm dedicated to helping new broadcast licensees, cable operators and satellite programmers build, program and run their stations, cable systems and networks.

Mr. Starr, 69, was born in Hanford, CA, and grew up in California and New Mexico. He served in the United States Air Force during the Vietnam War. He was United States Airman of the Year in 1967 and assigned to the Pentagon. He is married. He currently resides in San Jose, CA.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATION GOVERNANCE.

Identification of Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our executive officers and/or directors as of December 31, 2013. The Board of Directors elects our executive officers annually.

Name	Age	Position(s)

Shawn Davis	44	Chief Executive Officer/Chairman of the Board of Directors

Thomas Bianco	49	Chief Financial Officer/Treasurer/Director

Board Composition. Our Board is currently composed of two directors. Each director is elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

Biographies and Qualifications of Our Executive Officers and Directors. The biographies of our executive officers and directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the individual should be serving as an executive officer and/or director of our Company are as follows:

Shawn Davis was appointed our Chief Executive Officer and Chairman of our Board of Directors in June 2007 and is the co-founder of our current business operations. Mr. Davis is also the owner of S.D. Electric, a position he has held since 1995 and currently holds today. From March 2005 to 2007, he worked for Davis Companies as Vice President of Operations. From 1998 to 2002, Mr. Davis was employed by El Monte Unified High School District as a school teacher. He earned a B.S. in business from Azusa Pacific University in 1997 and obtained a C-10 Electrical Contractors License in 1995. In 2009, he obtained a certificate from “Boots on the Roof” as a certified photovoltaic installer. Mr. Davis is a valuable member of our Board due to his depth of electrical and engineering experience and knowledge of our industry.

Thomas Bianco was appointed our Chief Financial Officer, Treasurer and a member of our Board of Directors in June 2007 and is the co-founder of our current business operations. From June 1994 through October 2011, he was the sole proprietor of Bianco & Son Fine Jewelry & Collectables, a retail jewelry store. Mr. Bianco is the principal managing member of Pawnshield Fine Jewelry & Loan, a position he has held since June 2012. He received a Gemologist Degree from the Gemological Institute of America in December 1994. In December 2005, he received a Bachelor’s Degree in business science (BSB/M) from University of Phoenix and in May 2007, he received a Master’s Degree in business administration (MBA) from Colorado State University. Mr. Bianco is a valuable member of our Board due to his depth of management experience.

Family Relationships among Officers and/ or Directors

Our Secretary, Timothy Smith, is Shawn Davis’ father-in-law.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Procedure for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation should be provided to our Secretary. The recommended candidate should be submitted to us in writing addressed to our Secretary, c/o Attune RTD, Inc., 3111 Tahquitz Canyon Way, Palm Springs, CA, 92263. The recommendation should include the following information: name of candidate; address, phone and email address of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

We do not have a separately designated nominating committee in light of resource allocations made by the Board of Directors in its business judgment. The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Committees of the Board of Directors

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board’s primary responsibility is to oversee management of our Company and, in so doing, serve the best interests of our Company and our stockholders.

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

Audit Committee and Audit Committee Financial Expert

The Board of Directors does not have a separately designated audit committee. The functions of the audit committee are conducted by the entire Board. We do not currently have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officers and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The Code of Ethics Code for Senior Executives and Financial Officers is also posted on our website at www.attunertd.com under the “Investor Information” tab. The request for a copy of our Code of Ethics can be made in writing to our Secretary, c/o Attune RTD, Inc., 3111 Tahquitz Canyon Way, Palm Springs, CA, 92263.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our securities (the “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities) with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of reports provided to us by our officers and directors, we believe that, during the year ended December 31, 2013, none of our Reporting Persons complied with the applicable reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

Our executive officers, Shawn Davis and Thomas Bianco, each filed a Form 4 regarding his receipt of a restricted stock award received on February 20, 2013 as compensation for service on April 9, 2014, 413 days late. The transaction was reported on Form 10-Q, filed on May 15, 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects all compensation for our fiscal years ended December 31, 2013 and 2012 awarded to, earned by, or paid to our Chief Executive Officer and our Chief Financial Officer, both of which are referred to herein as the “Named Executive Officers.” No other executive officer earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended December 31, 2013 and 2012

Name and Principal Position	Year Ended Dec. 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Reduction in Accrued Payroll for Payments Received on Ford Trucks ($)		Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Shawn Davis Chief Executive Officer and	2013	185,000	(2)	0	300,000	(20,000	) (5)	0	0	23,358.30	(4)	488,358.30	(2)
Chairman of the Board	2012	120,000		0	0	0		0	0	0		120,000

Thomas Bianco Chief Financial Officer,	2013	185,000	(3)	0	300,000	(20,000	) (5)	0	0	23,358.30	(4)	488,358.30	(3)
Treasurer and Director	2012	120,000		0	0	0		0	0	0		120,000

(1)	In this column, the figure represents the amount recognized by the executive during this period for financial statement reporting purposes only and is not compensation earned by the executive. The fair value of each restricted stock award is amortized to expense on a straight-line basis over the vesting period of the restricted stock award. The aggregate grant date fair value of the stock award was calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See the Notes to our Financial Statements contained elsewhere in this annual report on Form 10-K for a discussion of all assumptions made by us in determining values of our stock awards.

(2)	$65,000 of the amount of salary represented in the table is considered accrued but unpaid compensation due to Mr. Davis, our Chief Executive Officer. Effective December 3, 2012, we entered into an employment agreement with Mr. Davis. The agreement provided for an annual base salary of $185,000; however, we have been unable to pay the newly established base salary for Mr. Davis due to cost-savings measures effected by the Board.

(3)	$65,000 of the amount of salary represented in the table is considered accrued but unpaid compensation due to Mr. Bianco, our Chief Financial Officer. Effective December 3, 2012, we entered into an employment agreement with Mr. Bianco. The agreement provided for an annual base salary of $185,000; however, we have been unable to pay the newly established base salary for Mr. Bianco due to cost-savings measures effected by the Board.

(4)	$9,000 of this amount was received as non refundable compensation on November 9, 2013 from BGP, LLC to each Davis and Bianco for work related services. $14,358.30 of this amount was received in the form of automobile payments made on behalf of each officer.

(5)	Davis and Bianco reduced their deferred payroll amounts by $20,000 each, in exchange for payments made on the vehicles and the assumption of the remaining debt obligation owed on the vehicles

Narrative to Summary Compensation Table

Employment Agreements

On March 26, 2008, we entered into certain employment arrangements with Shawn Davis, our Chief Executive Officer, and Thomas Bianco, our Chief Financial Officer. These arrangements established a respective annual salary of $120,000 for Messrs. Davis and Bianco. Because Messrs. Davis and Bianco have been, and are currently, employed by us in critical managerial positions, we believe it to be in the best interests of our Company to provide Messrs. Davis and Bianco with certain severance protections and accelerated option vesting in certain circumstances. Effective December 3, 2012, we entered into four-year term employment agreements and severance agreements with Messrs. Davis and Bianco. The terms of the employment agreements are substantially similar and establish an annual base salary of $185,000 for each of Messrs. Davis and Bianco, and also provide for certain employee benefits, when we are financially able to provide for such benefits or as determined by the Board of Directors. As Messrs. Davis and Bianco comprise our entire Board of Directors, there is a potential conflict in that Messrs. Davis and Bianco therefore are setting their own executive officer compensation.

The terms of the severance agreements are substantially similar and provide for aggregated severance amounts equal to 300% of Messrs. Davis and Bianco’s annual base salary in effect as of the date of the executive’s respective date of termination (the “Severance Amount”). In addition to the Severance Amount, we agreed to provide Messrs. Davis and Bianco with full medical, dental, and vision benefits from the date of termination through the third full year following the respective date of termination. We also agreed Messrs. Davis and Bianco shall have one year from the respective date of termination in which to exercise all options that are vested as of the date of termination, subject to any trading window requirements or other restrictions imposed under our insider trading policy. The severance agreements state that if during the period of time during which Messrs. Davis and Bianco is employed by us a “change of control,” as defined in the severance agreement, occurs, 100% of the unvested portion of all options held by Messrs. Davis and Bianco as of the date of such “change of control” event shall be deemed vested and the executive shall be entitled to exercise such options.

We also agreed that if the payments are deemed “golden parachute” payments under the Internal Revenue Code of 1984 and either of Messrs. Davis and Bianco is obligated to pay an excise tax, we will reimburse Messrs. Davis and Bianco in full for both the amount of the excise tax, or ordinary income taxes owed in connection with the payment.

As of December 31, 2013, we had not paid Messrs. Davis and Bianco their respective new annual salaries of $185,000 and accordingly, we owed Messrs. Davis and Bianco accrued and deferred compensation in the amounts of $200,701 and $200,755, respectively.

Outstanding Equity Awards at Fiscal Year-End Table for the Year Ended December 31, 2013

The following table shows grants of options outstanding on December 31, 2013, the last day of our fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

Option Awards

Name (a)	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Shawn Davis	-	-	-	-
Thomas Bianco	-	-	-	-

Profit Sharing and 401(k) Plan

We do not have a defined contribution 401(k) profit sharing plan.

Director Compensation

Our Board of Directors is currently comprised of two individuals, Messrs. Davis and Bianco, who also serve as our executive officers. The compensation of Messrs. Davis and Bianco is reflected in the Summary Compensation Table above.

Narrative to Director Compensation Table

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as our directors. Messrs. Davis and Bianco did not receive any compensation during the year ended December 31, 2013 for their respective services as members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information related to the beneficial ownership, as of December 31, 2013, of our Class B Participating Cumulative Preferred Super voting Stock and common stock owned by the following persons: (i) all persons who is known by us to own beneficially more than 5% of our securities, (ii) all of directors, (iii) our Named Executive Officers and (iv) our executive officers and directors as a group. The information on beneficial ownership in the table and footnotes thereto is based upon data furnished to us by, or on behalf of, the persons listed in the table.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of the securities that they beneficially own, subject to applicable community property laws.

In computing the number of shares of securities beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of securities subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after December 31, 2013. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Class B Participating Cumulative Preferred Super voting Stock

Name and address	Amount and nature of beneficial ownership	Percentage of class beneficially owned (1)

Care Of Shawn Davis 3111 Tahquitz Canyon Way Palm Springs, CA 92263	200,000(1)	20%

Care Of Thomas Bianco 3111 Tahquitz Canyon Way Palm Springs, CA 92263	133,333(1)	13.33%

Timothy Smith 73557 Two Mile Road 29 Palms, CA 92277	133,333(1)	13.33%

Rena Davis Indio, CA	133,333(1)	13.33%

Raymond Kwok Cheung Tai 1564 Berkshire Court. San Marcos. CA 92069	133,333(1)	13.33%

Shawn Steib 3050 LARAMIE ROAD, RIVERSIDE, CA, 92506,	133,333(1)	13.33%

Steve Bailey 6444 EAST SPRINGS STREET, #301, LONG BEACH, CA, 90815	133,333(1)	13.33%

(1) As of December 31, 2013, we had 1,000,000 shares of our Class B Participating Cumulative Preferred Super voting Stock authorized, of which 999,998 are issued and outstanding. Upon formation of the Company, the holders received preferred shares in exchange for certain services. Each share of Class B preferred stock entitles the holder to one hundred votes, either in person or by proxy, at meetings of shareholders. The holders are permitted to vote their shares cumulatively as one class with the common stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%.

(2) Renna Davis is Shawn Davis’ mother. Tim Smith is Shawn Davis’ father in law

Stockholders Known by Us to Own Over 5% of Our Common Stock

Name and address	Amount and nature of beneficial ownership	Percentage of class beneficially owned (1)

Beacon Global, LLC 236 West Portal Ave., #320 San Francisco, CA 94127	3,259,375	7.5%

Raymond Kwok Cheung Tai 1564 Berkshire Court. San Marcos. CA 92069	3,145,714 (2)	7.3%

(1)	On March 31, 2014, we had 43,312,429 shares of our common stock issued and outstanding.
(2)	Mr. Tai is an affiliate, and handles the mold induction enclosure with our vendor in Guangzhou, China

Common Stock Owned by Officers and Directors

		Amount of beneficial ownership (2)			Percent of
Name and address of beneficial owner (1)	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire	Total Number	Shares Beneficially Owned (3)
Shawn Davis (4)	Chief Executive Officer and Chairman of the Board	9,039,281	0	9,039,281	21%
Thomas Bianco (5)	Chief Financial Officer and Director	9,039,281	0	9,039,281	21%
All directors and executive officers as a group (2 persons)		18,078,562	0	18,078,562	42%

(1)	Unless otherwise stated, the address of each beneficial owners listed on the table is c/o Attune RTD, Inc., 3111 Tahquitz Canyon Way, Palm Springs, CA.

(2)	Represents shares with respect to which each beneficial owner listed has or will have, upon acquisition of such shares upon exercise or conversion of options, warrants, conversion privileges or other rights exercisable within 60 days of December 31, 2013, sole voting and investment power.

(3)	On March 31, 2014, we had 43,312,429 shares of our common stock issued and outstanding. Percentages are calculated on the basis of the amount of issued and outstanding common stock plus, for each person or group, any securities that such person or group has the right to acquire within 60 days of March 31, 2014 pursuant to options, warrants, conversion privileges or other rights.

(4)	Mr. Davis is our Chief Executive Officer, President and a member of our Board of Directors. Mr. Davis beneficially owns 9,039,281 shares of common stock. Additionally, Mr. Davis owns 200,000 shares of Preferred stock with no underlying warrants or options

(5)	Mr. Bianco is our Chief Financial Officer and a member of our Board of Directors. Mr. Bianco beneficially owns 9,039,281 shares of common stock. Additionally, Mr. Bianco owns 133,333 shares of Preferred stock with no underlying warrants or options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of our Company. Our Board conducts a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the full Board. In carrying out this responsibility, the Board has determined that we have the following related party transactions:

●	Messrs. Davis and Bianco, our Chief Executive Officer and Chief Financial Officer, respectively, contributed a total of $4,647 in cash to be used for the respective January, February and March 2013 payments for two Company vehicles used by Messrs. Davis and Bianco. Messrs. Davis and Bianco do not expect to be repaid by us and therefore, the contribution of $4,647 was considered contributed capital to us. On June 8, 2013, we discharged the two Ford F150 vehicles, and all claims of ownership along with the entire remaining debt obligations owed on each vehicle to each of Messrs. Davis and Bianco respectively. Both vehicles were purchased under the officers name personally, and both Davis and Bianco have signed waivers releasing the Company from making any further monthly payments, and that the Company is not responsible for any default. Both vehicles were purchased personally by and registered to each of Messrs. Davis and Bianco for business use in a pilot program we participated in with a major utility provider. We began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Davis and ended making payments on December 2012. We began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Bianco and ended making payments on December 2012. Messrs. Davis and Bianco have agreed to reduce their deferred payroll amounts by $20,000 each in exchange for the assumption of the remaining debt obligations owed on the respective vehicles. The transaction resulted in no gain or loss and was reflected as additional paid in capital. Each officer received $14,358 in total during this time frame.

●	On March 4, 2013, the Company amended its Articles of Incorporation to amend the Class B Preferred shares such that voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share. Our executive officers and directors beneficially own approximately 42% of our outstanding common stock and 33.3% of our Class B preferred stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. Our executive officers and directors also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring, or preventing a change in control of our company that you might view favorably.

●	On July 23, 2012, the father-in-law of our Chief Executive Officer, Timothy Smith loaned us $10,000 for working capital. The loan was non-interest bearing. In exchange for the loan, we issued Mr. Smith an unsecured promissory note with a face value of $10,000 (the “2012 Note”). On July 23, 2013, pursuant to the terms of the 2012 Note, we converted the debt underlying the 2012 Note into shares of our common stock at a conversion price of $0.02 per share and issued Mr. Smith 500,000 shares of our restricted common stock to satisfy our obligations pursuant to the 2012 Note. On July 23, 2013, Mr. Smith loaned us an additional $10,000 for working capital. The loan was non-interest bearing. In exchange for the loan, we issued Mr. Smith an unsecured promissory note (the “2013 Note”). On July 25, 2013, pursuant to the terms of the 2013 Note, we converted the debt underlying the 2013 Note into shares of our common stock at a conversion price of $0.02 per share and issued Mr. Smith 500,000 shares of our restricted common stock to satisfy our obligations pursuant to the 2013 Note.

●	We entered into a stock grant agreement with our then Chief Technology Officer, Huiyou Zhu, on December 10, 2011 and agreed to compensate Mr. Zhu in stock for his services. Mr. Zhu has not been an active officer of our Company since April 2012. As of October 1, 2013, the stock grant agreement has been placed on hold until such time as when we have the required capital to resume development on the server and wireless code at which point in time we will again reengage Mr. Zhu’s services and payment for services under the stock grant agreement.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that our Board of Directors have an independent director. At this time, we do not have an “independent director” as that term is defined under the rules of the NASDAQ Capital Market. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees

On January 10, 2013, our Board of Directors ratified the engagement of M&K CPAs, PLLC to serve as our principal independent public accounting firm and to audit our financial statements for the years ended December 31, 2013 and 2012. The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by our principal accountant for the fiscal years ended December 31, 2013 and 2012 included in our Form 10-K, are set forth in the table below.

	2013	2012
	($)	($)
Audit Fees (1)	24,250	18,500
Audit Related Fees	1,028	0
All Other Fees	25,755	17,609
Tax Fees	0	0
Total Fees	51,033	36,109

———————

(1)	Audit fees – These fees are related to the audits of our annual financial statements included in our Form 10-K filings and the review of our interim quarterly financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC.

Pre-Approval Policies

Our Board has not adopted a procedure for pre-approval of all fees charged by our independent auditors. The Board approves the engagement letter of our principal independent public accounting firm with respect to audit, tax, review services, and other services. 100% of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Certificate of Articles of Incorporation, dated December 19, 2011 (filed as Exhibit 3.1 to the S-1 filed December 8, 2009, and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation, dated January 1, 2007 (filed as Exhibit 3.2 to the S-1 filed December 8, 2009, and incorporated herein by reference).

3.3	Certificate of Amendment to Articles of Incorporation, dated November 28, 2007 (filed as Exhibit 3.3 to the S-1 filed December 8, 2009, and incorporated herein by reference).

3.4	Certificate of Amendment to Articles of Incorporation, dated March 21, 2008 (filed as Exhibit 3.5 to the S-1/A filed February 11, 2010, and incorporated herein by reference).

3.5	Bylaws adopted August 10, 3009 (filed as Exhibit 3.4 to the S-1 filed December 8, 2009, and incorporated herein by reference).

3.6	Certificate of Amendment to Articles of Incorporation, dated August 31, 2011 (filed as Exhibit 3.1 to the 10-K filed April 8, 2013, and incorporated herein by reference).

3.7	Certificate of Amendment to Articles of Incorporation, dated July 10, 2013 (filed herewith).

10.1	Securities Purchase Agreement with Asher Enterprises, dated December 3, 2012 (filed herewith).

10.2	Employment and Severance Agreement with Shawn Davis, dated December 3, 2012 (filed herewith).

10.3	Employment and Severance Agreement with Thomas Bianco, dated December 3, 2012 (filed herewith).

10.4	Demand Letter issued by Asher Enterprises January 30, 2013 (filed herewith).

10.5	Securities Purchase Agreement by and between the Company and Asher Enterprises dated February 21, 2013(filed herewith).

10.6	Letter of Engagement by and between the Company and Anubis Partners dated February 26, 2013 (filed herewith).

10.7	Securities Purchase Agreement by and between the Company and Asher Enterprises dated April 18, 2013 (filed herewith).

10.8	Unsecured Promissory Agreement by and between the Company and Timothy Smith dated June 7, 2013 (filed herewith).

10.9	Secured Promissory Note by and between the Company and Mines dated June 21, 2013 (filed herewith).

10.10	Warrant Grant Agreement by and between the Company and Mines dated June 21, 2013 (filed herewith).

10.11	Secured Promissory Note by and between the Company and Twenty08, LLC dated June 21, 2013 (filed herewith).

10.12	Warrant Grant Agreement by and between the Company and Twenty08, LLC dated June 21, 2013 (filed herewith).

10.13	Investment Agreement by and between the Company and Dutchess Opportunity Fund, II, LP, dated June 26, 2013 (filed herewith).

10.14	Registration Rights Agreement by and between the Company and Dutchess Opportunity Fund, II, LP, dated June 26, 2013 (filed herewith).

10.15	Securities Purchase Agreement by and between the Company and Asher Enterprises dated August 5, 2013 (filed herewith).

10.16	Letter of Intent from Beacon Global Partner, dated April 2, 2014 (filed herewith).

10.17	Amendment to Letter of Intent from Beacon Global Partner, dated April 8, 2014 (filed herewith).

99.0	Kenneth J. Miller, Curriculum Vitae (filed herewith).

99.1	Sam Starr, Curriculum Vitae (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Attune RTD

(A Development Stage Company)

We have audited the accompanying balance sheets of Attune RTD (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from January 1, 2010 to December 31, 2013. The financial statements for the period from July 14, 2007 (Inception) to December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those statements with an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Attune RTD as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2010 to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Attune RTD will continue as a going concern. As discussed in Note 2 to the financial statements, Attune RTD for the years ended December 31, 2013 and 2012 has suffered a net loss of $1,360,596 and $953,445, respectively, and net cash used in operations of $242,493, and was a development stage company with little revenue. In addition, as of December 31, 2013 the company had a working capital deficit of $1,341,608 and an accumulated deficit of $6,240,455. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Attune RTD

We have audited the period from July 14, 2007, (Inception of Development Stage) to December 31, 2009 of Attune RTD (a development stage company) which includes revenues of zero and net loss of $1,510,191, and includes cash flows of $613,600 used in operating activities, $199,393 used in investing activities, and $919,487 provided by financing activities, which is included in accompanying statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from July 14, 2007, (Inception of Development Stage) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Attune RTD's operations and its cash flows for the period from July 14, 2007 (Inception of Development Stage) to December 31, 2009, which is included in accompanying statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from July 14, 2007, (Inception of Development Stage) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 29, 2010

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Attune RTD, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012
Assets

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property and Equipment, net	-	78,497

Total Assets	$-	$78,497

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable and Accrued Expenses	$254,915	$145,372
Accrued Salaries	401,456	181,537
Royalty Payable	22,000	22,000
Deferred Revenue	-	10,000
Liability to Guarantee Equity Value	90,980	90,980
Convertible Note Payable (portion in default), net of discount of $16,898 and $2,696 at December 31, 2013 and 2012, respectively	155,502	120,304
Related Party Debt	29,620	10,184
Note Payable in default	217,350	171,107
Derivative Liability	169,785	110,828

Total Current Liabilities	1,341,608	862,312

Total Liabilities	1,341,608	862,312

Commitments and Contingencies (See Note 11)

Stockholders’ Deficit
Class B Participating Cumulative Preferred Super voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at December 31, 2013 and 2012, respectively	16,600	16,600
Class A Common Stock, $0.00004897 par value; 20,000,000,000 shares authorized; 43,312,429 and 32,126,727 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,121	1,573
Additional Paid-in Capital	4,842,626	4,029,371
Stock Payable	37,500	48,500
Deficit accumulated during development stage	(6,240,455)	(4,879,859)

Total Stockholders’ Deficit	(1,341,608)	(783,815)

Total Liabilities and Stockholders’ Deficit	$-	$78,497

The accompanying notes are an integral part of these Financial Statements.

Attune RTD, Inc.

(A Development Stage Company)

Statements of Operations

			Period from July 14, 2007
	Year Ended	Year Ended	(Inception of Development Stage)
	December 31, 2013	December 31, 2012	to December 31, 2013

Revenues	$950	$1,877	$50,577

Operating Expenses
General and Administrative Expense	847,966	546,273	4,146,251
Change in Fair Value-Derivative	21,240	(38,946)	69,410
Impairment of Patent and Trademarks	-	-	62,634
Loss on Software Impairment	-	74,269	74,269
Payroll Expense	393,398	297,864	1,680,401

Total Operating Expenses	1,262,604	879,460	6,032,965

Loss from Operations	(1,261,654)	(877,583)	(5,982,388)

Other Income (expense)
Gain on Asset Theft, net	-	-	29,125
Interest Expense	(98,942)	(75,862)	(180,939)
Interest Income	-	-	15,999
(Loss) Gain on Debt conversion	-	-	(122,252)

Total Other Income (expense)	(98,942)	(75,862)	(258,067)

Net Loss	(1,360,596)	(953,445)	(6,240,455)

Preferred stock dividends	(20,250)	(20,250)	(130,987)

Net Loss applicable to common stock	$(1,380,846)	$(973,695)	$(6,371,442)

Net Loss per common share applicable to common stock:
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	39,951,230	30,583,453

The accompanying notes are an integral part of these Financial Statements.

Attune RTD, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

From July 14, 2007 (Inception of Development Stage) to December 31, 2013

					Additional			Stockholders’
	Preferred Stock - Class B		Common Stock - Class A		Paid-in	Stock	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance July 14, 2007 (Inception of Development Stage)	-	$-	-	$-	$-	-	$-	$-

Issuance of common stock for cash	133,333	$2,213	224,000	$11	$78,776		-	$81,000

Offering costs	-	-	-		$(2,500)		-	$(2,500)

Issuance of stock for services	866,667	$14,387	14,050,000	$688	$285,755		-	$300,830

Valuation of officer’s contributed services	-	-	-	-	$111,781		-	$111,781

Net loss, July 14, 2007 (Inception of Development Stage) to December 31, 2007	-	-	-	-	-		$(441,633)	$(441,633)

Balance at December 31, 2007	1,000,000	$16,600	14,274,000	$699	$473,812	$-	$(441,633)	$49,478

Issuance of common stock for cash	-	-	2,352,803	$115	$360,135		-	$360,250

Offering costs	-	-	-	-	$(1,500)		-	$(1,500)

Issuance of stock for services	-	-	169,000	$8	$34,522		-	$34,530

Issuance of stock for debt settlement	-	-	100,000	$5	$14,995		-	$15,000

Net loss, year ended December 31, 2008	-	-	-	-	-		$(422,612)	$(422,612)

Balance at December 31, 2008	1,000,000	$16,600	16,895,803	$827	$881,964	$-	$(864,245)	$35,146

Issuance of common stock for cash	-	-	3,688,438	$181	$437,254	-	-	$437,435

Offering costs	-	-	-	-	$(7,000)	-	-	$(7,000)

Issuance of stock for services	-	-	66,333	$3	$11,147	-	-	$11,150

Issuance of stock for debt settlement	-	-	788,571	$39	$118,247	-	-	$118,286

Net loss, year ended December 31, 2009	-	-	-	-	-	-	$(645,946)	$(645,946)

Balance at December 31, 2009	1,000,000	$16,600	21,439,145	$1,050	$1,441,612	$-	$(1,510,191)	$(50,929)

Issuance of common stock for cash	-	-	2,138,610	$105	$442,076	-	-	$442,181

Issuance of stock for services	-	-	1,076,000	$53	$340,952	-	-	$341,005

Issuance of stock for debt settlement	-	-	247,249	$12	$96,945	-	-	$96,957

Redemption of Stock by Officers for Loan Repayment	-	-	(521,439)	$(26)	$(175,799)	-	-	$(175,825)

Stock issued to Shareholder	-	-	139,944	$7	$(7)	-	-	$-

Net loss, year ended December 31, 2010	-	-	-	-	-	-	$(1,036,938)	$(1,036,938)

Balance at December 31, 2010	1,000,000	$16,600	24,519,509	$1,201	$2,145,779	$-	$(2,547,129)	$(383,549)

Issuance of common stock for cash	-	-	6,349,750	$311	$1,318,439	-	-	$1,318,750

Issuance of common stock for services	-	-	965,000	$47	$250,003	-	-	$250,050

Stock Redeemed	-	-	(29,988)	$(1)	$(4,998)	-	-	$(4,999)

Stock rescinded from prior investment	-	-	(2,759,375)	$(135)	$135	-	-	$-

Net loss, year ended December 31, 2011	-	-	-	-	-	-	$(1,379,285)	$(1,379,285)

Balance at December 31, 2011	1,000,000	$16,600	29,044,896	$1,422	$3,709,359	$-	$(3,926,414)	$(199,033)

Issuance of common stock for cash	-	-	1,530,000	$75	$152,925	-	-	$153,000

Issuance of stock for services	-	-	1,413,900	$69	$152,321	$48,500	-	$200,890

Note payable Conversion	-	-	137,931	$7	$7,993	-	-	$8,000

Change in Fair Value of Derivative due to conversion	-	-	-	-	$6,773	—	-	$6,773

Net loss, year ended December 31, 2012	-	-	-	-	-	-	$(953,445)	$(953,445)

Balance at December 31, 2012	1,000,000	$16,600	32,126,727	$1,573	$4,029,371	$48,500	$(4,879,859)	$(783,815)

Issuance of common stock for cash						$12,500		$12,500

Issuance of stock for services			6,732,500	$330	$672,920	$(23,500)		$649,750

Note Payable Conversion			4,453,202	$218	$54,382			$54,600

Settlement of Derivative due to Conversion					$36,491			$36,491

Disposal of truck – related party					$4,815			$4,815

Forgiveness of salary					$40,000			$40,000

Contributed Capital					$4,647			$4,647

Net loss, year ended December 31, 2013							$(1,360,596)	$(1,360,596)

Balance at December 31, 2013	1,000,000	$16,600	43,312,429	$2,121	$4,842,626	$37,500	$(6,240,455)	$(1,341,608)

The accompanying notes are an integral part of these Financial Statements.

Attune RTD, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended		Period from July 14, 2007 (Inception of
	December 31,		Development Stage) to
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,360,596)	$(953,445)	$(6,240,455)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Class A common stock and preferred stock granted for services	649,750	200,890	1,788,205
Contributed Capital	-	-	111,781
Depreciation and Amortization	89,704	97,703	243,307
Interest expense on conversion to Class A common stock	-	23,586	24,035
Loss on conversions of debt to Class A common stock	-	-	147,252
Gain on asset theft, net	-	-	(29,125)
Impairment of Patent, Trademarks and Software	-	74,269	136,902
Change in Fair Value-Derivative	21,240	(38,946)	69,410
Bad Debt Expense	-	-	9,000
Gain on forgiveness of debt	-	-	(25,000)
Penalty Expense on defaulting – Asher Enterprises	1,500	43,000	5,800
Changes in Assets and Liabilities:
Accounts Receivable	-	9,783	(9,000)
Prepaid Expenses	-	2,706	-
Security Deposit	-	1,800	(1,794)
Accounts Payable and Accrued Expenses	355,909	72,270	672,026
Accrued Salary	-	-	117,874

Liability to Guarantee Equity Value	-	-	35,000
Deferred Financing Costs	-	124	829
Deferred Revenue	-	10,000	10,000
Royalty Payable	-	22,000	22,000

NET CASH USED IN OPERATING ACTIVITIES	(242,493)	(434,260)	(2,873,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred Patent costs	-	-	(41,378)
Trademark costs	-	-	(21,254)
Loans receivable from Officers	-	-	(175,825)
Insurance proceeds on asset theft	-	-	30,961
Cash paid for purchase of fixed assets	-	-	(27,820)
Disposition of fixed assets	-	-	1,500

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES: Contributed Capital	4,647	-		4,647
Sale of Class A - Common Stock	12,500	153,000		2,760,117
Offering costs related to the Sale of Class A - Common Stock	-	-		(11,000)
Sale of Class B - Preferred Stock	-	-		45,000
Principal Payments on Capital Lease Obligations	-	(530)		(5,809)
Loan Payable to Principal Stockholder	29,436	10,184		99,620
Repayment of Loan Payable to Principal Stockholder	-	-		(4,800)
Borrowings on Debt	202,500	45,500		288,000
Principal payment on truck loans	(6,590)	(15,808)		(31,936)
Principal payments on Software Licensing	-	(12,223)		(31,768)
Cash Paid for Redemption of Stock	-	-		(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	242,493	180,123		3,107,069

NET INCREASE (DECREASE) IN CASH	-	(254,137)		-

CASH AT BEGINNING OF YEAR	-	254,137		-

CASH AT END OF YEAR	$-	$-		$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year:
Interest Expense	$98,942	$75,862		176,871
Income Tax	-	-		-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	$-		$40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	$-		$7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	$-		$55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$-	$-		$70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	-	-		$48,980
Capitalization of Deferred Financing Costs	$-	$-		$2,500
Debt Discount	$74,208	$34,748		$108,956
Conversion of Debt	$54,600	$8,000		$62,600
Derivative Adjustment due to Debt Conversion	$36,491	$6,773		$43,264
Redemption of stock by officers for loan repayment	$-	$-		$175,828
Financing of Software costs	$-	$-		$117,270
Financing of Truck Purchase	$-	$-		$114,190
Shares accrued in the prior period and issued in current period	$36,000	$-		$36,000
Disposal of Truck	$65,949	$-		$65,949
Reclassification of Deferred revenue	$10,000		$-	$10,000
Forgiveness of salary by related party	$40,000	$-		$40,000

The accompanying notes are an integral part of these Financial Statements.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Attune RTD, Inc. (the “Company”) was incorporated in Nevada on December 2001 as Catalyst Set Corporation and was dormant until July 14, 2007. On September 7, 2007, the Company changed its name to Interfacing Technologies, Inc. On March 24, 2008, the Company changed its name to Attune RTD, Inc., which it believes more accurately reflects its current business operations.

The Company was formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers, among others.

The Company is presented as in the development stage from July 14, 2007 (Inception of Development Stage) through December 31, 2013. To date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

We are a development stage company. We have generated no significant revenues to date. Our auditors have raised substantial doubt as to our ability to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the estimates of depreciable lives and valuation of property and equipment, allowances for losses on loans receivable, valuation of deferred patent costs, valuation of equity based instruments issued for other than cash, valuation of officers’ contributed services, and the valuation allowance on deferred tax assets.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2013 or 2012, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Depreciation	Useful Lives
Vehicles	5 Years
Computers	5 Years
Equipment	5 Years

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2013 and 2012.

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

Revenues for the year ended December 31, 2013 were concentrated solely from one customer. The Company anticipates that its revenues in the future will come from both retail consumers and resellers.

DEFERRED PATENT COSTS AND TRADEMARK

Patent costs are stated at cost (inclusive of perfection costs) and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited (typically, twenty years) if and once the patent has been granted by the United States Patent and Trademark office (“USPTO”). The Company will write-off any currently capitalized costs for patents not granted by the USPTO. Currently, the Company has one patent, U.S. Patent No. 7,777,366 B2, which was awarded by the USPTO on August 17, 2010.

On December 16, 2008, the Company filed its service mark, BrioWave, in standard characters with the USPTO. The service mark was first used in commerce on August 8, 2008 and filed for opposition by the USPTO on January 5, 2010. Trademark costs are capitalized on the Company’s balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. As of December 31, 2013, the Company fully impaired all patents and trademarks cost of $62,634 due to uncertainty regarding funding of future costs.

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

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In December 2011, the Company assessed its patents and trademarks and based on uncertainty of future funding and commercialization, the Company recognized a loss on all of its trademark and patents in the amount of $62,634, the carrying value at the time of impairment.

In December 2012, the Company assessed its software and based on uncertainty of future funding and commercialization, the Company recognized a loss on its software in the amount of $74,269, the carrying value at the time of impairment.

SOFTWARE LICENSE

The Company capitalized its purchase of a software license in March 2013. The license is being amortized over 60 months following the straight-line method and is included in “Other Assets” on the Company’s balance sheet in accordance to ASC 350. During the year ended December 31, 2013, the Company recorded $19,545 of amortization expense related to the license. The terms and conditions of the license arrangement that it has in place with its vendor, IBI, for the software is based on a sixty month buyout agreement for a perpetual license, which is payable in equal consecutive monthly installments of $5,650. The monthly payment includes interest, the respective portion of a one-time software license fee of $142,669 and associated maintenance fees. This agreement grants the Company the non-exclusive, non-transferable right to use the specified software in object code form only, on the Company’s designated servers. The fees and the installment payments may not be cancelled. If installments are not made when due, and the default continues for 30 days after notice, the remaining unpaid balance of the one-time license fee shall be immediately due and payable. The Company may prepay the balance of remaining installments at any time, with an appropriate credit, as determined by IBI, for the future portion of the interest. Maintenance will be provided for the balance of the designated period. The vendor may transfer and assign the Company’s payment obligation hereunder. As of December 31, 2013, the Company is in default under the terms and conditions of the license agreement. The Company has been in contact with IBI over the non-payment situation and as of the date of this filing, the vendor has not prevented access to the software and continues to bill the Company for its respective monthly payments. Due to insignificant revenue and possible termination of contract, the Company has recognized impairment of $74,269 related to the software license as of December 31, 2012. The asset is fully impaired.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred, and such amounts aggregated $750 and $36,700 for the years ended December 31, 2013 and 2012, respectively.

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

In July 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements. ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$169,785	$(21,240)
Total	$-	$-	$169,785	$(21,240)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$110,828	$38,946
Total	$-	$-	$110,828	$38,946

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of December 31, 2013 and 2012, there were no potentially dilutive securities. As a result, the basic and diluted per share amounts for all periods presented are identical

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the years ended December 31, 2013 and 2012, the Company had a net loss of $1,360,596 and $953,445, respectively, and net cash used in operations of $242,493 and $434,260, respectively, and was a development stage company with little to no revenues. In addition, as of December 31, 2013, the Company had a working capital deficit of $1,341,608 and a deficit accumulated during the development stage of $6,240,455.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

3.	PATENTS AND TRADEMARKS

In December 2011, the Company assessed its patents and trademarks and due to uncertainty of future funding and commercialization, the Company recognized a loss on its trademark and patents in the amount of $62,634, the carrying value at the time of impairment.

In December 2012, the Company assessed its software and due to uncertainty of future funding and commercialization, the Company recognized a loss on its software in the amount of $74,269, the carrying value at the time of impairment.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Est. Useful Lives	December 31, 2013	December 31, 2012
Computer equipment	5 Years	$-	10,227
Office equipment	5 Years	-	5,606
Vehicles	5 Years	-	114,190
		-	130,023
Less total accumulated depreciation		-	(51,526)
		$-	78,497

Total depreciation expense for the years ended December 31, 2013 and 2012 was $12,547 and $28,715, respectively.

5.	NOTE PAYABLE

Secured Promissory Note 1. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 1”). Secured Promissory Note 1 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 1 is collateralized with the Company’s Energy Forecasting and Management Device”, Patent #7777366, including the associated source code. Under the terms and conditions of the agreement, a portion of the funds received from investor was used to satisfy a debt obligation owed to the Company’s patent filing attorney. As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1,375,000 shares of common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. The warrants issued are tainted due to the derivative liability, see note 7.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Secured Promissory Note 2. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 2”). Secured Promissory Note 2 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 2 is collateralized with the Company’s Energy Forecasting and Management Device”, Patent #7777366, including the associated source code. Under the terms and conditions of the agreement, a portion of the funds received from investor was used to satisfy a debt obligation owed to the Company’s patent filing attorney. As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1, 375,000 shares of  common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. The warrants issued are tainted due to the derivative liability, see note 7.

During the period, the Company received $29,436 advances from a related party. The advances are non-interest bearing with no stated maturity. In the event of a default, all payments made by the related party will be converted into the Company’s common stock at a conversion price of $0.13 per share. As of December 31, 2013, the Company is not in default.

On June 8, 2013, the Company released and discharged two Ford F150 vehicles, and all claims of ownership along with the entire remaining debt obligations owed on each vehicle to each of Messrs. Davis and Bianco. Both vehicles were purchased personally by and registered to each of Messrs. Davis and Bianco for business use in a pilot program the Company participated in with a major utility provider. The Company began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Davis and ended making payments on December 2012. The Company began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Bianco and ended making payments on December 2012. During the period ended, December 31, 2013, the Company wrote of $70,764 of debt related to balance owed on the two trucks. In association with the truck, the net book value of $65,949 was simultaneously written off. The difference of $4,815 was recorded as additional paid-in capital due to related party relationship.

6.	CONVERTIBLE NOTE

Convertible Note 1. On September 2011, the Company issued a convertible promissory note in the amount of $42,500 to an investor (the “Convertible Note 1”). Convertible Note 1 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 1 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The convertible note has a variable conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded convertible note as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $34,430, as of December 31, 2012, the discount was fully amortized. On May 2012, the Company issued 137,931 shares of Class A Common Stock to holder of the convertible note for conversion of $8,000 principal. During the period ended December 31, 2012, the Company was assessed a penalty of $17,250 due to default. On March 2013, the Company issued 591,133 shares of Class A Common Stock to the holder for the conversion of $12,000 principal of the convertible note. On July 2013, the Company issued 862,069 shares of the Class A Common Stock to the holder of the convertible note for the conversion of $15,000 principal of the convertible note. On October 2013, the Company issued 2,000,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $7,600 principal of the convertible note. Due to conversion in accordance with the conversion terms; therefore, no gain of loss was recognized. As of December 31, 2013, the Company has a remaining principal balance due of $17,150 and accrued interest of $2,823.

Convertible Note 2. On January 5, 2012, the Company issued a second convertible promissory note in the amount of $42,500 to the same investor (the “Convertible Note 2”). Convertible Note 2 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 2 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 2 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 2 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $31,748, as of December 31, 2012, the discount was fully amortized. As of December 31, 2012, the Company is in default and was assessed a penalty of $21,250. As of December 31, 2013, the Company has a remaining principal balance due of $63,750 and accrued interest of $5,280.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Convertible Note 3. On December 3, 2012, the Company issued a third convertible promissory note in the amount of $3,000 to the same investor (the “Convertible Note 3”). Convertible Note 3 had a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 3 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 3 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. The holder of Convertible Note 3 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 3 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 3 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $3,000, as of December 31, 2013, the discount was fully amortized. As of December 31, 2013, the Company is in default with the repayment term and was assessed a penalty of $1,500. As of December 31, 2013, the Company has a remaining principal balance due of $4,500 and accrued interest of $266.

Convertible Note 4. On February 21, 2013, the Company issued a fourth convertible promissory note in the amount of $50,000 to the same investor (the “Convertible Note 4”). Convertible Note 4 had a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 4 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 4 has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 4 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $38,864, as of December 31, 2013, the discount was fully amortized. As of December 31, 2013, the Company has a remaining principal balance due of $50,000 and accrued interest of $3,430.

Convertible Note 5. On April 18, 2013, the Company issued a fifth convertible promissory note in the amount of $22,500 to the same investor (the “Convertible Note 5”). Convertible Note 5 had a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 5 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 5 has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 5 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $21,824, as of December 31, 2013, the discount of 12,546 was amortized. As of December 31, 2013, the Company has a remaining principal balance due of $22,500 and accrued interest of $1,267.

Convertible Note 6. On August 5, 2013, the Company issued a sixth convertible promissory note in the amount of $10,000 to the same investor (the “Convertible Note 6”). Convertible Note 6 has a maturity date of May 7, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 6 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 6 has a variable conversion price of 35% representing a discount rate of 65% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 6 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $10,000, as of December 31, 2013, the discount of $2,444 was amortized. As of December 31, 2013, the Company has a remaining principal balance due of $10,000 and accrued interest of $324

Convertible Note – related party. During the fiscal year 2013, the Company amended a $10,000 promissory note to a convertible promissory note with a related party. The note was amended to include a fixed conversion price of $0.02 per share. During the same period, the Company entered into another $10,000 Convertible Note with the same holder under the same term. Due to the embedded derivative as a result of the Convertible Notes 1 through 6, taints all convertible instrument and as such the notes are value apart of derivative liability (See note 8). As a result of the derivative the Company recorded a debt discount of $3,546, as of December 31, 2013, the discount was fully amortized. During the same period, both convertible notes were converted into 1,000,000 shares of Class A Common Stock. Due to conversion within the terms of the note, no gain or loss was recorded.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Default under Certain Notes. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, and 3 (collectively, the “Convertible Notes”), the Company is now in default under the respective Convertible Notes. The Convertible Notes are held by the same holder. On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $120,000, representing 150% of the remaining outstanding principal balance of Convertible Notes 1, 2, and 3, together with default interest under the terms of the Notes. As of the date of this filing, the Company continues to work with the holder of the Convertible Notes. The Company anticipates the parties will be able to resolve the issue amicably. The holder of the Convertible Notes has continued to support the Company and has advanced certain additional funds to the Company after the date of his initial demand letter. The excess of $1,500 owed in addition to the principal amount owed under Convertible Notes represents penalty on default and is recorded as a loss in the Company’s income statement. As of December 31, 2013 and 2012, total principal under default is $89,900 and $120,000, respectively.

Tainted Investor Warrants. The derivative feature of the Convertible Notes taints all existing convertible instruments, and specifically taints the 2,750,000 warrants issued on June 21, 2013 that will mature on June 23, 2016. As of December 31, 2013, the Company recognized a loss of tainting of warrants of $30,116 (see Note 7).

7.	DERIVATIVE LIABILITY

As discussed in Note 6 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $169,785 and $110,828 at December 31, 2013 and 2012, respectively. The change in fair value of the derivative liabilities resulted in a loss of ($21,240) and gain $38,946 for the period ended December 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $21,240 for the period ended December 31, 2013 consisted of a gain of $13,056 attributable to the fair value of attributable to the fair value of the convertible notes; an expense of ($30,116) attributable to the issuance of warrants that were tainted during the period; and a loss of ($4,180) attributable to value excess of the convertible note discount. The gain of $38,946 for the period ended December 31, 2012 consisted of a gain of $38,946 attributable to the fair value of attributable to the fair value of the convertible notes.

The following presents the derivative liability value at December 30, 2013 and 2012:

	December 31, 2013	December 31, 2012
Convertible Note - Related party	$169,785	$110,828

	$169,785	$110,828

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The following is a summary of changes in the fair market value of the derivative liability during the period ended December 31, 2013 and 2012:

Balance, December 31, 2011	$121,546
Increase in derivative due to issuance of convertible note	35,002
Change in fair market value of derivative liabilities due to the mark to market adjustment	(38,946)
Decrease due to debt conversion	(6,774)
Balance, December 31, 2012	110,828
Increase in derivative value due to issuance of convertible notes	78,388
Increase in derivative value due to tainting of warrants	30,116
Change in fair market value of derivative liabilities due to the mark to market adjustment	(13,056)
Decrease due to debt conversion	(36,491)
Balance, December 31, 2013	$169,785

Key inputs and assumptions used to value the convertible debentures and warrants issued during the period ended December 31, 2013 and 2012:

-	The Note #1 & #2 face amount as of 12/31/13 is $93,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 40.27%). Both notes are in default and obligated to pay the 50% penalty and accrued interest – we therefore assumed the note balances of $19,166 and $66,234 (total $93,000) and no additional interest is being accrued.

-	The Note #3 face amount as of 12/31/13 is $3,000 (plus a default penalty assessment of $1,500) with an initial conversion price of 50% of the 3 lowest lows out of the 10 previous days (effective rate of 34.71%).

-	The Note #4 face amount as of 12/31/13 is $50,000 with an initial conversion price of 50% of the lowest lows out of the 90 previous days (effective rate of 34.71%).

-	The Note #5 face amount as of 12/31/13 is $22,500 with an initial conversion price of 45% of the lowest lows out of the 90 previous days (effective rate of 31.24%

-	The Note #6 face amount as of 12/31/13 is $0 (converted 7/25/13).

-	The Note #7 face amount as of 12/31/13 is $10,000 with an initial conversion price of 35% of the lowest lows out of the 120 previous days (effective rate of 24.30%).

-	The projected volatility curve for each valuation period was based on the annual historical volatility of the company.

-	For Notes #1 through #7 an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%.

-	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

-	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

8.	COMMON STOCK

Upon formation, the Company was authorized to issue 50,000 shares of common stock with no par value. On September 7, 2007, upon shareholder approval, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 1,000,000. On that same date, the Company also effected a 280 for 1 forward stock split. All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

On November 28, 2007, upon shareholder approval, the Company amended its Articles of Incorporation to establish two classes of stock. The first class of stock is Class A Common Stock, par value $0.0166, of which 59,000,000 shares were initially authorized, and the holders of the Class A Common Stock are entitled to one vote per share. The second class of stock is Class B Participating Cumulative Preferred Super-voting Stock, par value $0.0166, of which 1,000,000 shares are authorized. On March 4, 2013, stockholders voted to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to (a) increase the number of authorized shares of Common Stock from fifty nine million (59,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common stock; (b) amend the par value of Common Stock from a par value $0.0166 per share to a par value of $0.00004897 per share; (c) amend the Class B Participating Cumulative Preferred Super-voting Stock such that the voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share; and (d) authorize the issuance of five million (5,000,000) shares of “blank check” preferred stock, $0.0166 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board of Directors. The amendment became effective on July 10, 2013. All share and per share data in the accompanying financial statements has been retroactively adjusted to reflect the stock split.

The holders of the Class B Participating Cumulative Preferred Super-voting Stock are permitted to vote their shares cumulatively as one class with the Class A Common Stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%. For the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007, the Company’s Board of Directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of December 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007 were$130,987, $110,737, $90,487, $70,237, $49,987, $29,737, and $9,487, respectively.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010, 2011, 2012 and 2013 included the following:

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

In 2010, 2,138,610 shares of Class A common stock were issued for $442,181 cash with various prices per share ranging from $0.18 to $0.35.

In 2011, 6,349,750 shares of Class A common stock were issued for $1,318,750 cash with various prices per share ranging from $0.20 to $0.35.

In 2012, 1,530,000 shares of Class A common stock were issued for $153,000 cash with $0.10 price per share.

In 2013, 357,143 shares of Class A common stock were issued for $12,500 cash with $0.035 price per share. The shares were unissued as of December 31, 2013 and recorded as a stock payable.

Shares Issued for Services

In 2007, 14,000,000 vested shares of Class A common stock were issued to the Company’s founders, having a fair value of $232,400, based on a nominal value of $0.0166 per share. The $232,400 was expensed upon issuance as the shares were fully vested.

In 2007, 50,000 shares of Class A common stock were issued for legal services provided to the Company with a value of $7,500 or $0.15 per share, based on contemporaneous cash sales prices.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In 2008, 169,000 shares of Class A common stock were issued for services with a fair value of $34,530 ranging from $0.13 to $0.25 per share, based on contemporaneous cash sales prices.

In March 2009, 8,000 shares of Class A common stock were issued for services provided to the Company with a value of $2,400 or $0.30 per share, based on contemporaneous cash sales prices.

In June 2009, 17,333 shares of Class A common stock were issued for services provided to the Company with a value of $2,600 or $0.15 per share, based on contemporaneous cash sales prices.

In August 2009, 41,000 shares of Class A common stock were issued for services provided to the Company with a value of $6,150 or $0.15 per share, based on contemporaneous cash sales prices.

In February 2009, 500,000 shares of contingently returnable Class A common stock were issued to a consultant pursuant to an agreement whereby the consultant was required to establish a contract with a specific distributor and produce a sale of the Company’s product through such distribution channel. As of the date of this filing, no sales have occurred under the contract and the shares are not considered issued or outstanding for accounting purposes.

In January 2010, 21,000 shares of Class A common stock were issued for services provided to the Company with a value of $5,250 or $0.25 per share, based on market price on the date of grant.

In June 2010, 750,000 shares of Class A common stock were issued for services provided to the Company with a value of $270,200 at values ranging from $0.20 to $0.50 per share, based on market price on the date of grant.

In July 2010, 250,000 shares of Class A common stock were issued for services provided to the Company with a value of 37,500 or $0.15 per share, based on market price on the date of grant.

In December 2010, 55,000 shares of Class A common stock were issued to two vendors for services with a value of $28,050, based on based on market price on the date of grant.

In June 2011, 815,000 shares of Class A common stock were issued for services provided to the Company with a value of $220,050 at $0.27 per share, based on market price on the date of grant.

In August 2011, 50,000 shares of Class A common stock were issued for services provided to the Company with a value of $10,000 at $0.20 per share, based on market price on the date of grant.

In November 2011, 100,000 Shares of Class A common stock were issued for services provided to the Company with a value of $20,000 at $0.20 per share, based on market price on the date of grant.

In March 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $12,500 at $0.10 per share, based on market price on the date of grant.

In June 2012, 125,000 shares of Class A common stock were issued for services provided to the Company with a value of $12,500 at $0.10 per share, based on market price on the date of grant.

In July 2012, 888,900 shares of Class A common stock were issued for services provided to the Company with a value of $88,890 at $0.10 per share, based on market price on the date of grant.

In September 2012, 275,000 shares of Class A common stock were issued for services provided to the Company with a value of $33,500 at $0.10 per share, based on market price on the date of grant

In October 2012, 360,000 shares of Class A common stock were authorized for services provided to the Company with a value of $36,000 at $0.10 per share, based on market price on the date of grant. As of December 31, 2013, the shares have not been issued and are recorded as stock payable.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In December 2012, 125,000 shares of Class A common stock were authorized for services provided to the Company with a value of $12,500 at $0.10 per share, based on market price on the date of grant. As of December 31, 2013, the shares have not been issued and are recorded as stock payable.

In January 2013, 6,000,000 shares of Class A common stock were issued to related parties for services provided to the Company with a value of $600,000 at $0.10 per share based on market price on the date of grant.

In February 2013, 72,500 shares of Class A common stock were issued for services provided to the Company with a value of $7,250 at $0.10 per share, based on market price on the date of grant.

In February 2013, 300,000 shares of Class A common stock were issued for services provided to the Company with a value of $30,000 at $0.10 per share, based on market price on the date of grant.

In March 2013, 360,000 shares of Class A common stock were issued for services provided to the Company with a value of $18,000 at $0.05 per share, based on market price on the date of grant.

Shares Issued in Conversion of Other Liabilities

During 2008, 100,000 shares of Class A common stock were issued upon conversion of a $35,000 liability to a vendor. The shares were valued at $0.15 per share or $15,000, based on a contemporaneous cash sales price and the Company recorded a $20,000 gain on conversion of debt.

In July 2009, 139,944 shares of Class A common stock were issued upon conversion of a $48,980 liability from a vendor. The shares were valued at $16,793 or $0.12 per share, based on a contemporaneous cash sales price. The Company agreed with the vendor, prior to conversion, that it would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted (a total of $48,980) and the above mentioned 2008 conversion as it was the same vendor ($35,000) and any difference in value, if less than the liability, would be paid in cash by the Company. As a result, the Company recorded the $48,980 conversion as a liability along with the prior year conversion of $35,000 which resulted in an additional loss on conversion in 2009 of $35,000. The total cumulative liability to guarantee equity value from fiscal 2009 totaled $83,980 as relating to the above shares at December 31, 2009. These shares were actually issued in 2010; however the liability was recorded in 2009 based on this guarantee.

In August 2009, the Company converted $55,200 of loans due to a shareholder into 788,571 shares of common stock, which were valued at $118,286 or $0.15 per share, based on contemporaneous cash sales prices of the Company’s common stock. The Company recognized a loss on conversion of $62,637 and charged $449 to interest expense.

During 2010, 247,249 shares of Class A common stock were issued upon conversion of $39,272 of vendor liabilities. The shares were valued from $0.10 to $0.36 per share, based on a contemporaneous cash sales price and the Company recorded a $49,615 loss on conversion of debt

In 2010, the Company issued 900,000 warrants to several investors in the Company. These warrants are attached to issuances of common stock.

On October 2011, the Company issued a convertible note which as a result taints all convertible instruments outstanding. As such the Company recorded a derivative liability of $40,498 for warrants outstanding (see Note 8).

On May 16, 2012, the Company issued 137,931 shares of Class A Common Stock to convert $8,000 of the convertible note into equity. The note was converted in accordance with the conversion terms; therefore, no gain of loss was recognized.

In March 2013, the Company issued 591,133 shares of Class A common stock as partial conversion of $12,000 of the principal of the noted dated September 28, 2011 as amended on October 17, 2011. Due to conversion within the terms of the note, no gain or loss was recognized.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In July 2013, the Company issued 862,069 shares of common stock to convert $15,000 of the convertible note dated October 2011 into equity (see Note 6). Due to conversion within the terms of the note, no gain or loss was recognized.

In July 2013, the Company issued 1,000,000 shares of Class A common stock to a related party to convert $20,000 of the convertible note dated June 2013 into equity (see Note 6). Due to conversion within the terms of the note, no gain or loss was recognized.

In July 2013, the Company issued 2,000,000 shares of Class A common stock to convert $7,600 of the convertible note dated in September 2011 into equity (see Note 6). Due to conversion within the terms of the note, no gain or loss was recognized.

2010 Equity Incentive Plan

In June 2010, the Company registered 4,000,000 shares of Class A Common Stock pursuant to its 2010 Equity Incentive Plan which was also enacted in June 2010. The Company’s Board of Directors have authorized the issuance of the Class A shares of common stock to employees upon effectiveness of an effective registration statement. The 2010 Equity Incentive Plan is intended to compensate employees for services rendered. The employees who will participate in the 2010 Equity Incentive Plan have agreed or will agree in the future to provide their expertise and advice to us for the purposes and consideration set forth in their written agreements pursuant to the 2010 Equity Incentive Plan. The services to be provided by the employees will not be rendered in connection with: (i) capital-raising transactions; (ii) direct or indirect promotion of Class A common stock; (iii) maintaining or stabilizing a market for the Class A common stock. The Board of Directors may at any time alter, suspend or terminate the 2010 Equity Incentive Plan.

As of December 31, 2013, 800,000 shares were approved under this plan for issuance by the Company’s Board of Directors, however, none of these shares have been granted or issued to date.

Class B Participating Cumulative Preferred Super-voting Stock

Issuances of the Company’s Preferred Stock during the years ended December 31, 2007, 2008 and 2009 included the following:

Shares Issued for Cash

In 2007, 133,333 shares of Class B Preferred Stock were issued for $45,000 cash or $0.3375 per share.

Shares Issued for Services

In 2007, 866,667 shares of Class B Preferred Stock were issued to the Company’s founders for services rendered during 2007 with a value of $0.3375 per share based on the above contemporaneous sale of Class B Preferred Stock.

9.	GUARANTEE OF EQUITY VALUE

In March 2010, 120,000 shares of common stock were issued upon conversion of a $24,000 liability from a vendor. The shares were valued at $42,000 or $0.35 per share, based on a contemporaneous cash sales price and the Company recognized a loss on conversion of $18,000. The Company agreed with the vendor, prior to conversion, that it would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted in 2010 of $24,000, plus an additional $11,000 for a total sales price of $35,000 when sold by the vendor. Any difference in value, if less than the liability, will be paid by the Company in cash or through the issuance of additional common stock. As a result, the Company recorded the $24,000 conversion as a liability along with the additional $11,000 guarantee for a total guarantee liability of $35,000. During 2011, the vendor forgave $25,000 of the payable where the Company recorded as gain on forgiveness of debt. A cash payment of $3,000 was also made in relation to the total payable outstanding.

The total cumulative liability to guarantee equity value totaled $90,980 as of December 31, 2013 and 2012. No shares have been sold by the vendor through December 31, 2013.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

10.	INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the years ended December 31, 2013 and 2012, respectively, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $598,399 and $637,429 of federal net operating losses at December 31, 2013 and 2012, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2030.

	Year ended December 31,
	2013	2012
Deferred tax asset
NOL Carry forward	$(598,399)	(637,429)

Net Deferred Tax assets before valuation allowance	954,812	745,373
Less: Valuation allowance	(954,812)	(745,373)

Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2013	2012
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before December 31, 2013.

11.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 26, 2008, the Company entered into certain employment arrangements with Shawn Davis, its Chief Executive Officer, and Thomas Bianco, its Chief Financial Officer. These arrangements established a respective annual salary of $120,000 for Messrs. Davis and Bianco. Because Messrs. Davis and Bianco have been, and are currently, employed by the Company in critical managerial positions, the Company believes it to be in the best interests of the Company to provide Messrs. Davis and Bianco with certain severance protections and accelerated option vesting in certain circumstances. Effective December 3, 2012, the Company entered into four-year term employment agreements and severance agreements with Messrs. Davis and Bianco. The terms of the employment agreements are substantially similar and establish an annual base salary of $185,000 for each of Messrs. Davis and Bianco, and also provide for certain employee benefits when the Company is financially able to provide for such benefits, or as determined by the Board of Directors.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The terms of the severance agreements are substantially similar and provide for aggregated severance amounts equal to 300% of Messrs. Davis and Bianco’s annual base salary in effect as of the date of the executive’s respective date of termination (the “Severance Amount”). In addition to the Severance Amount, the Company agreed to provide Messrs. Davis and Bianco with full medical, dental, and vision benefits from the date of termination through the third full year following the respective date of termination. The Company also agreed Messrs. Davis and Bianco shall each have one year from the respective date of termination in which to exercise all options that are vested as of the date of termination, subject to any trading window requirements or other restrictions imposed under the Company’s insider trading policy. The severance agreements state that if during the period of time during which Mr. Davis or Mr. Bianco is employed by the Company, a “change of control,” as defined in the severance agreement, occurs, 100% of the unvested portion of all options held by Messrs. Davis and Bianco as of the date of such “change of control” event shall be deemed vested and the executive shall be entitled to exercise such options.

The Company also agreed that if the payments are deemed “golden parachute” payments under the Internal Revenue Code of 1984 and either of Messrs. Davis and Bianco is obligated to pay an excise tax, the Company will reimburse Messrs. Davis and Bianco in full for both the amount of the excise tax, or ordinary income taxes owed in connection with the payment.

As of December 31, 2013, the Company had not paid Messrs. Davis and Bianco their respective new annual salaries of $185,000 and accordingly, the Company owed Messrs. Davis and Bianco accrued and deferred compensation in the amounts of $220,701 and $220,755, respectively.

Amendment to the Amended and Restated Articles of Incorporation

On March 4, 2013, stockholders voted in favor to amend the Company’s Amended and Restated Articles of Incorporation to (a) increase the number of authorized shares of common stock from fifty nine million (59,000,000) shares of common stock to twenty billion (20,000,000,000) shares of common stock; (b) amend the par value of Common Stock from a par value $0.0166 per share to a par value of $0.00004897 per share; (c) amend the Class B Preferred Stock such that the voting rights of Class B shareholders are increased from one hundred votes per share to twenty thousand votes per share; and (d) authorize the issuance of five million (5,000,000) shares of “blank check” preferred stock, 0.0166 par value per share, to be issued in series, and all properties of such preferred stock to be determined by the Company’s Board of Directors. The amendment became effective on July 10, 2013.

Operating Leases

On September 30, 2013, the lease on the Company’s office space located at 3700 E. Tahquitz Drive, Suite 117, Palm Springs, California expired. The Company’s corporate headquarters, including its principal administrative, marketing, technical support, and research and development departments, are presently located in Palm Springs, California, in office and warehouse provided by the Coachella Valley Economic Partnerships (CVEP) iHub division at no cost to the Company. The Company has been assigned one office, consisting of approximately 1,000 squre feet, which has space suitable for assembling and storage of its technology. Due to inactivity, the Company has agreed to move out of its office space at the accelerator campus with the CVEP iHub division. On April 3, 2014 the Company moved out of this space. The Company is in the process of locating suitable office space for its current operations.

Rent expense for the years ended December 31, 2013 and 2012 were $0 and $11,600, respectively.

Legal Matters

Dispute with Vendor

In March 2010, the Company engaged the services of a vendor to complete certain services. Pursuant to the agreement, the Company paid the vendor a total of $70,618 towards the completion of services. The agreement contained a “not to exceed cost” of $89,435. On or about September 21, 2010, the Company issued the vendor 250,000 shares of the Company’s restricted Class A common stock as an incentive for the vendor to deliver services no later than March 1, 2011. The vendor agreed to incrementally deliver work in progress; however, no work was received from the vendor. The vendor requested an additional payment of $18,818, which the Company did not pay. On or about October 4, 2010, the vendor repudiated the agreement. On February 23, 2011, the Company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations. The vendor did not acknowledge receipt of the Company’s demand.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

On September 25, 2011, the Company received notice of a Chapter 7 bankruptcy case filed personally by the vendor. The Company has placed a stop order on the certificate it issued on or about September 21, 2010 to the vendor. As of this date hereof, the Company is currently conferring with counsel regarding possible litigation to cancel the stock certificate. The Company’s alleged damages resulting from the vendor’s failure to perform and subsequent repudiation of the contract, including the Company’s lost opportunity costs, should it pursue litigation against the vendor, will need to be established by an economic expert. The vendor could conceivably pursue litigation against the Company for the $18,818 payment; however, the Company believes it is not probable and therefore, a contingent liability for the amount is not warranted.

Dispute with Wakabayashi Fund, LLC

On or about July 30, 2013, Wakabayashi Fund, LLC sent an email advertisement to the Company advertising certain financial services, and the Company responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well-known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with the Company’s executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed the Company’s corporate information, agreed to invest immediately in the Company, and were imminently prepared to send checks to the Company, but that he would not advise them to do so until after the Company issued and delivered a stock certificate for 750,000 shares of the Company’s common stock to the Fund. After Mr. Stone assured the Company’s executive officers that the investment was assured, imminent and forthcoming, and that the Company would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, the Company agreed to process the now pending stock certificate. The Company negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving at the Company within the first few weeks. The Company indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this report, no funds or offers to provide funds for the Company have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. The Company believes Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, the Company was notified by its transfer agent that the Fund was attempting to clear a stock certificate. The Company notified its transfer agent to place a stop order on the transaction. On or about July 2, 2013, the Company received an email from its transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, the Company responded to the Fund’s counsel detailing the facts set forth above and indicated the Company would not process the certificate for 750,000 shares of the Company’s common stock, but in an effort to resolve this matter quickly and efficiently, the Company offered to issue the Fund 50,000 shares of common stock. On September 24, 2013, the Company received a letter from its transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming the Company’s transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of the Company’s common stock. The Company has not been named in the suit, but it is prepared to litigate the matter if necessary. As of December 31, 2013 the 750,000 shares remains issued and outstanding.

Default on Convertible Promissory Note

On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $120,000, representing 150% of the remaining outstanding principal balance of Convertible Notes 1, 2, and 3, together with default interest under the terms of the Notes. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, 3, 4 and 5 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. The Convertible Notes are held by the same holder. As of the date of this filing, the Company continues to work with the holder of the Convertible Notes. The Company anticipates the parties will be able to resolve the issue amicably. The holder of the Convertible Notes has continued to support the Company and has advanced certain additional funds to the Company beyond the date of the issuance of its demand letter. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Default of Agreement with vendor for Software

As of December 31, 2013, the Company remains in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software. Due to insignificant revenue and lack of future contract, the Company recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012

12.	RELATED PARTY TRANSACTIONS

On July 23, 2012, Timothy Smith loaned the Company $10,000. The note was unsecured, bearing no interest and payable in cash or equity on or before October 7, 2013. On June 7, 2013, both parties agreed to convert the outstanding debt obligation into restricted common stock shares.

The Company entered into a stock grant agreement with its then Chief Technology Officer, Huiyou Zhu, on December 10, 2011 and agreed to compensate Mr. Zhu in stock for his services. Mr. Zhu has not be an active officer of the Company since April 2012. As of October 1, 2013, the stock grant agreement has been placed on hold until such time as when the Company has the required capital to resume development on the server and wireless code at which point in time it will again reengage Mr. Zhu’s services and payment for services under the stock grant agreement.

During the period, the Company received $29,436 advances from a related party. The advances are non-interest bearing with no stated maturity. In the event of a default, all payments made by the related party will be converted into the Company’s common stock at a conversion price of $0.13 per share. As of December 31, 2013, the Company is not in default.

On June 8, 2013, the Company released and discharged two Ford F150 vehicles, and all claims of ownership along with the entire remaining debt obligations owed on each vehicle to each of Messrs. Davis and Bianco. Both vehicles were purchased personally by and registered to each of Messrs. Davis and Bianco for business use in a pilot program the Company participated in with a major utility provider. The Company began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Davis and ended making payments on December 2012. The Company began making payments of $755.70 beginning on June 6, 2011 for the vehicle purchased by Mr. Bianco and ended making payments on December 2012. During the period ended, December 31, 2013, the Company wrote of $70,764 of debt related to balance owed on the two trucks. In association with the truck, the net book value of $65,949 was simultaneously written off. The difference of $4,815 was recorded as additional paid-in capital due to related party relationship.

During the period ended December 31, 2013, Mr. Davis and Bianco each forgave $20,000 worth of their salary; the transaction was recorded as additional paid-in capital. As of December 31, 2013, there is a salary payable of $401,511.

During the period ended December 31, 2013, Mr. Davis and Bianco each received 3,000,000 shares of the Company Class A common stock for services performed. The shares were valued based on the closing price of the fair market value on the date of authorization resulting in a total value of $600,000 which is recorded as compensation expense.

During the same period ended December 31, 2013, Mr. Davis and Bianco contributed $4,647 to the Company to pay off expenses. Repayment is not expect and recorded as additional paid-in capital.

ATTUNE RTD, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

13.	INVESTMENT OFFER

On October 5, 2013, the Company offered an investment opportunity that paid participating investors up to a maximum of five times their initial investment. Under the terms and conditions of the offer, the investment was to be pooled and the return on investment paid to investors was based on the amount they invested and the size of the pool which was fixed at $159,560.00 Half of the proceeds received from the sale of the Company’s products would be consumed by the Company to cover expenses and the other half used to distribute a royalty payment to investors based on their percentage. Three investors participated in the offer and the total amount invested was $22,000. Based on the amounts invested, the Company is obligated to pay the three investors a royalty payment of 6.27%, 6.27%, and 1.25% of the remaining 50% of the proceeds not consumed by the Company, up to a maximum cumulative payout over time equal to five times their initial investment, at which point the investors will be considered to have been paid in full and the agreement terminates. The agreement does not specify when funds are to be distributed, or time duration. As of December 31, 2013, due to lack of revenue and the unlikelihood of future funding the $22,000 is presented on the balance sheet as a royalty payable.

14.	INVESTMENT AGREEMENT

On June 26, 2013, the Company, entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP (“Dutchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $5,000,000 of the Company’s common stock over thirty-six months from the first day following the effectiveness of a registration statement, subject to certain conditions.

As soon as the Company has an effective registration statement in place, the Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the related investment agreement (“Investment Agreement”). The Company has not yet filed a registration statement registering the shares and therefore, it has not yet sold any shares under the Investment Agreement and it is currently in default under the Investment Agreement. The purchase price will be 95% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 5 consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice. The amount that the Company is entitled to put in on any one notice shall be any amount up to the greater of 1) 200% of the average daily volume of the common stock for the 3 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing prices immediately preceding the date of the put or 2) $100,000. Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares, which it does not currently have in place.

Pursuant to the terms of a Registration Rights Agreement between the Company and Dutchess, the Company is obligated to file a registration statement with the SEC to register the resale by the Investor of shares of the common stock underlying the Investment Agreement and it has not yet done so.

15.	SUBSEQUENT EVENTS

Change of Majority Control of the Company

On April 2, 2014, the Company entered into a “Letter of Intent” (the “LOI”) with Beacon Global Partners, LLC, a Wyoming limited liability company (“BGP”). Pursuant to the Agreement, BGP will assume majority control of the Company through the issuance of blank check stock giving them at least 51% voting control in exchange for ongoing financing, an amount to be determined. After due diligence, the Company, along with its Board of Directors, has determined that it is in the best interests of the Company and its shareholders to change majority control of the Company to BGP. After the transaction contemplated by the Agreement, BGP will hold at least 51% of the voting securities of the Company. As of the date hereof, BGP holds 0% of the voting securities of the Company.

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

Signature	Title	Date

/s/ Thomas Bianco	Chief Financial Officer and Director	April 15, 2014
Thomas Bianco	(Principal Financial Offer and Chief Accounting Officer)

/s/ Shawn Davis	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2014
Shawn Davis	(Principal Executive Officer)

40