Form 10-Q
period 2014-03-31
ATTUNE RTD
filed 2014-05-15
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(855) 274-6928

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

As of March 31, 2014, there were 45,470,324 shares of the registrant’s Class A common stock, $0.00004897 par value per share, outstanding.

ATTUNE RTD, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

TABLE OF CONTENTS

Index

			Page

Part I.	Financial Information

	Item 1.	Financial Statements	F-1

		Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F-1

		Statements of Operations for the Three Months Ended March 31, 2014 and 2013, and the Period from July 14, 2007 (Inception) to March 31, 2014 (unaudited)	F-2

		Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and the Period from July 14, 2007 (Inception) through March 31, 2014 (unaudited)	F-3

		Notes to Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

	Item 4.	Controls and Procedures	6

Part II.	Other Information

	Item 1.	Legal Proceedings	8

	Item 1A.	Risk Factors	9

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

	Item 3.	Defaults Upon Senior Securities	9

	Item 4.	Mine Safety Disclosures (Not applicable.)	9

	Item 5.	Other Information	9

	Item 6.	Exhibits	9

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Attune RTD, Inc.

(a development stage company)

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property and Equipment, net	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$287,214	$254,915
Accrued Expenses	493,956	401,456
Royalty Payable	22,000	22,000
Liability to Guarantee Equity Value	90,980	90,980
Convertible Note Payable in default -net of discount of $4,233 and $16,898	163,667	155,502
Related Party Debt	148,231	29,620
Notes Payable	217,350	217,350
Derivative Liability	173,122	169,785

Total Current Liabilities	1,596,520	1,341,608

Total Liabilities	1,596,520	1,341,608

Commitments and Contingencies (See Note 7)

Stockholders’ Equity (Deficit)
Class B Participating Cumulative Preferred Super Voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding; Blank Check Preferred stock, $0.0166 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16,600	16,600
Class A Common Stock, $0.0000487 par value; 20,000,000,000 shares authorized; 43,312,429 and 43,312,429 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2121	2121
Class A Common Stock Payable	22,500	37,500

Additional Paid-in Capital	4,842,616	4,842,626
Deficit accumulated during development stage	(6,495,366)	(6,240,455)

Total Stockholders’ Equity (Deficit)	(1,596,520)	(1,341,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	-

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

(a development stage company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from July 14, 2007 (Inception of Development Stage) to March 31,
	2014	2013	2014
Revenues	$-	$950	$50,577

Operating Expenses
General and Administrative Expense	128,501	694,861	4,274,752
Change in Fair Value - Derivative	3,337	(21,482)	72,747
Impairment of Patent and Trademarks	-	-	62,634
Loss on Software Impairment	-	-	74,269
Payroll Expense	100,756	106,653	1,781,157

Total Operating Expenses	232,594	780,032	6,265,559

Loss from Operations	(232,594)	(779,032)	(6,214,982)

Other Income (Expense)

Gain on Asset Theft, Net	-	-	29,125
Interest Expense	(22,317)	(4,462)	(203,256)
Interest Income	-	-	15,999
(Loss) Gain on Debt Conversion	-	-	(122,252)

Total Other Income (Expense)	(22,317)	(4,462)	(280,384)

Net Loss	(254,911)	(783,544)	(6,495,366)

Preferred Stock Dividends	(5,049)	(5,049)	(136,036)

Net Loss Applicable to Common Stock	$(259,960)	(788,593)	(6,631,402)

Net Loss per Common Share Applicable to Common Stock:
Basic and Diluted	$(0.01)	(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	41,586,024	28,893,365

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

(a development stage company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period from July 14, 2007 (Inception of Development Stage) to March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(254,911)	(783,544)	(6,495,366)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Class A Common Stock and Preferred Stock Granted for Services	-	649,752	1,788,205
Contributed Capital	-	-	111,781
Depreciation and Amortization	12,665	8,909	255,972
Default on Asher Note	-	-	1,500
Interest Expense on Conversion to Class A Common Stock	-	-	24,035
Loss (Gain) on Conversions of Debt to Class A Common Stock, Net	-	-	147,252
Gain on Asset Theft, Net	-	-	(29,125)
Impairment of Patent and Trademarks and Software	-	-	136,902
Change in Fair Value-Derivative	3,337	(21,482)	72,747
Bad Debt Expense	-	-	9,000
Gain on Forgiveness of Debt	-	-	(25,000)
Penalty Expense on defaulting - Asher	-	-	43,000

Changes in Assets and Liabilities:
Accounts Receivable	-	-	(9000)
Security Deposit	-	-	(1,794)
Accounts Payable and Accrued Expenses	120,297	97,117	792,323
Accrued Salary	-	-	117,874
Deferred Financing Costs	-	-	829
Liability to Guarantee Equity Value	-	-	35,000
Deferred Revenue	-	-	10,000
Royalty Payable	-	-	22,000

NET CASH USED IN OPERATING ACTIVITIES	(118,612)	(49,248)	(2,991,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred Patent Costs	-	-	(41,378)
Loans Receivable from Officers	-	-	(175,825)
Trademark Costs	-	-	(21,254)
Insurance Proceeds on Asset Theft	-	-	30,961
Cash Paid for Purchase of Fixed Assets	-	-	(27,820)
Cash Received for Sale of Fixed Assets	-	-	1,500

NET CASH USED IN INVESTING ACTIVITIES	-	-	(233,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A - Common Stock	-	-	2,760,117
Offering Costs Related to the Sale of Class A - Common Stock	-	-	(11,000)
Sale of Class B - Preferred Stock	-	-	45,000
Contributed Capital	-	4,647	4,647
Borrowings on Debt	-	50,000	288,000
Principal Payments on Capital Lease Obligations	-	-	(5,809)
Loan Payable to Principal Stockholder	118,612	-	218,232
Repayment of Loan Payable to Principal Stockholder	-	-	(4,800)
Redemption of Common Stock for Value	-	-	(5,000)
Principal Payments on Software Licensing	-	-	(31,768)
Principal Payments on Truck Loans	-	(4,647)	(31,938)

NET CASH PROVIDED BY FINANCING ACTIVITIES	118,612	50,000	3,225,681

NET INCREASE (DECREASE) IN CASH	-	752	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	752	-

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest Expense	$22,317	4,462	199,188
Income Tax	$-	-	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of a Vendor Liability into Shares of Class A Common Stock	$-	-	40,000
Capital Lease Obligation Recorded as Property and Equipment	$-	-	7,058
Conversion of a shareholder loan into shares of Class A common stock	$-	-	55,200
Reclassification of equity to liability to guarantee equity value due to price guarantee upon conversion	$		70,000
Reclassification of accounts payable to liability to guarantee equity value due to price guarantee upon conversion	$-	-	48,980
Redemption of stock by officers for loan repayment	$-	-	175,828
Financing of Software License	$-	-	117,270
Capitalization of Deferred Financing Costs	$-	-	2,500
Shares Issued for Services, Accrued in Prior Period and Issued in Current Period	$-	30,024	36,000
Financing of Truck Purchase	$-	-	114,190
Debt Discount	$-	38,864	108,956
Conversion of Debt	$-	12,000	62,600
Derivative Adjustment due to Debt Conversion	$-	8,732	43,264
Disposal of Trucks	$-	-	65,949

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

The Company has been presented as a “development stage enterprise.” The Company is presented as in the development stage from July 14, 2007, inception of development stage, through March 31, 2014. To date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

These statements reflect all adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 15, 2014. The Company follows the same accounting policies in the preparation of its interim reports as it does for its annual reports.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years. Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred. There were no properties or equipment as of March 31, 2014 and December 31, 2013.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at March 31, 2014 and December 31, 2013.

REVENUE RECOGNITION

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed or determinable, no significant Company obligations remain, and collection of the related receivable is reasonably assured.

The Company recognizes revenue in the same period in which it is incurred from its business activities when goods are transferred or services rendered. The Company’s revenue generating process consists of the sale of its proprietary technology or the rendering of professional services consisting of consultation and engineering relating types of activity within the industry. The Company’s current billing process consists of generating invoices for the sale of its merchandise or the rendering of professional services. Typically, the vendor accepts invoices and payment is made against the invoice within 60 days upon receipt.

There were no revenues for the three months ended March 31, 2014.

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

On December 16, 2008, the Company filed its service mark, BrioWave, in standard characters with the USPTO. The service mark was first used in commerce on August 8, 2008 and filed for opposition by the USPTO on January 5, 2010. Trademark costs are capitalized on the Company’s balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. As of December 31, 2013, the Company fully impaired all patents and trademarks cost of $62,633 due to uncertainty regarding funding of future costs.

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

ACCOUNTING FOR DERIVATIVES

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. Accordingly, the Company analyzed the derivative financial instruments (see Note 4) in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception, which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred, and such amounts aggregated $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$173,122	(3,337)
Total	$-	$-	$173,122	(3,337)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$169,785	(21,240)
Total	$-	$-	$169,785	(21,240)

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage company with limited revenues. For the three months ended March 31, 2014, the Company had a net loss of $254,911, used cash in operations of $118,612. In addition, as of March 31, 2014, the Company had a working capital deficit of $1,596,520, and a deficit accumulated during the development stage of $6,459,366.

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

Management believes its business development and capital raising activities will provide the Company with the ability to continue as a going concern.

3.	CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

Our Derivative Financial Instruments (Convertible Notes) contemplate the issuance of shares of our common stock to satisfy debt obligations, subject to certain restrictions and obligations. Our existing stockholders ownership could be diluted by such conversions. Consequently, the value of your investment may decrease. Our convertible notes provide the issuer with the following conversion terms.

Convertible Note 1. On September 2011, the Company issued a convertible promissory note in the amount of $42,500 to an investor (the “Convertible Note 1”). Convertible Note 1 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 1 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The convertible note has a variable conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded convertible note as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $34,430, as of December 31, 2012, the discount was fully amortized. On May 2012, the Company issued 137,931 shares of Class A Common Stock to holder of the convertible note for conversion of $8,000 principal. During the period ended December 31, 2012, the Company was assessed a penalty of $17,250 due to default. On March 2013, the Company issued 591,133 shares of Class A Common Stock to the holder for the conversion of $12,000 principal of the convertible note. On July 2013, the Company issued 862,069 shares of the Class A Common Stock to the holder of the convertible note for the conversion of $15,000 principal of the convertible note. On October 2013, the Company issued 2,000,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $7,600 principal of the convertible note. Due to conversion in accordance with the conversion terms; therefore, no gain of loss was recognized. As of March 31, 2014, the Company has a remaining principal balance of $17,150 and accrued interest of $7,651.

Convertible Note 2. On January 5, 2012, the Company issued a second convertible promissory note in the amount of $42,500 to the same investor (the “Convertible Note 2”). Convertible Note 2 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 2 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 2 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 2 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $31,748, as of December 31, 2012, the discount was fully amortized. As of December 31, 2012, the Company is in default and was assessed a penalty of $21,250. As of March 31, 2014, the Company has a remaining principal balance due of $63,750 and accrued interest of $11,038.

Convertible Note 3. On December 3, 2012, the Company issued a third convertible promissory note in the amount of $3,000 to the same investor (the “Convertible Note 3”). Convertible Note 3 had a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 3 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 3 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. The holder of Convertible Note 3 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 3 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 3 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $3,000, as of December 31, 2013, the discount was fully amortized. As of December 31, 2013, the Company is in default with the repayment term and was assessed a penalty of $1,500. As of March 31, 2014, the Company has a remaining principal balance due of $4,500 and accrued interest of $355.

Convertible Note 4. On February 21, 2013, the Company issued a fourth convertible promissory note in the amount of $50,000 to the same investor (the “Convertible Note 4”). Convertible Note 4 had a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 4 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 4 has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 4 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $38,864, as of December 31, 2013, the discount was fully amortized. As of March 31, 2014, the Company has a remaining principal balance due of $50,000 and accrued interest of $4,416.

Convertible Note 5. On April 18, 2013, the Company issued a fifth convertible promissory note in the amount of $22,500 to the same investor (the “Convertible Note 5”). Convertible Note 5 had a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 5 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 5 has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 5 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $21,824, as of December 31, 2013, the discount of 12,546 was amortized. As of March 31,2014, the Company has a remaining principal balance due of $22,500 and accrued interest of $1,711.

Convertible Note 6. On August 5, 2013, the Company issued a sixth convertible promissory note in the amount of $10,000 to the same investor (the “Convertible Note 6”). Convertible Note 6 has a maturity date of May 7, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 6 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 6 has a variable conversion price of 35% representing a discount rate of 65% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 6 as a derivative liability (See Note 8). As a result of the derivative the Company recorded a debt discount of $10,000, as of December 31, 2013, the discount of $2,444 was amortized. As of March 31, 2014, the Company has a remaining principal balance due of $10,000 and accrued interest of $521

Default under Certain Notes. Because the Company has failed to pay the remaining principal balance owed, together with the accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, 3, 4, 5 and 6. The Company is now in default under the respective notes. The same holder holds convertible Notes 1, 2, 3, 4, 5, and 6. On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $108,875, representing 150% of the remaining outstanding principal balance of Convertible Notes 1 and 2. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, 3, 4, 5 and 6 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. The same holder holds the Convertible Notes. The excess of $33,625 owed in addition to the principal amount owed under the Convertible Notes 1 and 2 represents penalty on default and is recorded as a loss in the Company’s income statement.

Tainted Investor Warrants.

The derivative feature of the Convertible Notes taints all existing convertible instruments, and specifically taints the 2,750,000 warrants issued on June 21, 2013 that will mature on June 23, 2016. During the three months ended March 31, 2014, the Company recognized a gain of $4,183.

4.	FAIR VALUE MEASUREMENTS-DERIVATIVE LIABILITIES

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $173,122 and $169,785 at March 31, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $3,337 for the three months ended March 31, 2014 and a loss of $4,183 for the same period in the prior year. The loss of $37,426 for the three months ended March 31, 2014 consisted of a gain of $25,453 attributable to the fair value of warrants, a gain in market value of $6,846 on the convertible notes.

The following table presents the derivative liability value by instrument type at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Convertible debentures	$159,767	160,613
Common stock warrants	13,355	9,172
	$173,122	169,785

The following table is a summary of changes in the fair market value of the derivative liabilities during the three months ended March 31, 2014:

Derivative
Liability
Total
Balance, December 31, 2013	$169,785
Change in fair market value of derivative liabilities due to the mark to market adjustment	3,337
Balance, March 31, 2014	$173,122

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2014 and the year ended December 31, 2013:

●	The Note #1 & #2 face amount as of 3/31/14 is $93,000 with an initial conversion price of 58% of the 3 lowest lows out of the 10 previous days (effective rate of 43.61%). Both notes are in default and obligated to pay the 50% penalty and accrued interest – we therefore assumed the note balances of $19,166 and $66,234 (total $85,400) and no additional interest is being accrued.

●	The Note #3 face amount as of 3/31/14 is $3,000 (plus a default penalty assessment of $1,500) with an initial conversion price of 50% of the 3 lowest lows out of the 10 previous days (effective rate of 37.6%).

●	The Note #4 face amount as of 3/31/14 is $50,000 with an initial conversion price of 50% of the lowest lows out of the 90 previous days (effective rate of 38.67%).

●	The Note #5 face amount as of 3/31/14 is $22,500 with an initial conversion price of 45% of the lowest lows out of the 90 previous days (effective rate of 34.80%

●	The Note #6 face amount as of 3/31/14 is $10,000 with an initial conversion price of 35% of the lowest lows out of the 120 previous days (effective rate of 26.32%).

●	The projected volatility curve for each valuation period was based on the annual historical volatility of the company in the previous section.

●	For Notes #1 through #6 an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%.

●	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

●	The Holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

5.	COMMON STOCK

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

The holders of the Class B Participating Cumulative Preferred Super-voting Stock are permitted to vote their shares cumulatively as one class with the Class A Common Stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%. For the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007, the Company’s Board of Directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of March 31, 2014, were $136,036.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2007, 2008, 2009, 2010, 2011, 2012 and the three months ended March 31, 2014 included the following:

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

In 2013, 357,143 shares of Class A Common Stock were sold for $12,500 cash at $0.035 per share. These shares were unissued as of March 31, 2014 and are recorded as Stock Payable.

Shares Issued for Services

In 2007, 14,000,000 shares of Class A common stock were issued to the Company’s founders, having a fair value of $232,400, based on a nominal value of $0.0166 per share. The 232,400 were expensed upon issuance as the shares were fully vested.

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

In September 2012, 275,000 shares of Class A common stock were issued for services provided to the Company with a value of $33,500 at $0.10 per share, based on market price on the date of grant

In October 2012, 360,000 shares of Class A common stock were authorized for services provided to the Company with a value of $36,000 at $0.10 per share, based on market price on the date of grant. These shares were issued on March 21, 2013.

In December 2012, 125,000 shares of Class A common stock were authorized for services provided to the Company with a value of $12,500 at $.10 per share, based on a Fair Market Value sales price. As of March 31, 2014, the shares have not been issued and are recorded as stock payable.

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

In February 2013, 300,000 shares were issued for services provided to the Company with a value of $30,000 based on Fair Market Value on the date of grant.

In March 2013, 360,000 shares were issued for services provided to the Company, fulfilling a stock payable of $36,000 that was accrued for at December 31, 2012.

Shares Issued in Conversion of Other Liabilities

During 2008, 100,000 shares of Class A Common Stock were issued upon conversion of a $35,000 liability to a vendor. The shares were valued at $0.15 per share or $15,000, based on a contemporaneous cash sales price and the Company recorded a $20,000 gain on conversion of debt.

In July 2009, 139,944 shares of Class A Common Stock were issued upon conversion of a $48,980 liability from a vendor. The shares were valued at $16,793 or $0.12 per share, based on a contemporaneous cash sales price. The Company agreed with the vendor, prior to conversion, that it would guarantee the value of the stock, when sold by the vendor, up to the dollar value for the 2009 liability converted (a total of $48,980) and the above mentioned 2008 conversion as it was the same vendor ($35,000) and any difference in value, if less than the liability, would be paid in cash by the Company. As a result, the Company recorded the $48,980 conversion as a liability along with the prior year conversion of $35,000, which resulted in an additional loss on conversion in 2009 of $35,000. The total cumulative liability to guarantee equity value from fiscal 2009 totaled $83,980 as relating to the above shares at December 31, 2009. These shares were actually issued in 2010; however the liability was recorded in 2009 based on this guarantee.

In August 2009, the Company converted $55,200 of loans due to a shareholder into 788,571 shares of Common Stock, which were valued at $118,286 or $0.15 per share, based on contemporaneous cash sales prices of the Company’s Common Stock. The Company recognized a loss on conversion of $62,637 and charged $449 to interest expense.

During 2010, 247,249 shares of Class A Common Stock were issued upon conversion of $39,272 of vendor liabilities. The shares were valued from $0.10 to $0.36 per share, based on a contemporaneous cash sales price and the Company recorded a $49,615 loss on conversion of debt

In 2010, the Company issued 900,000 warrants to several investors in the Company. These warrants expired on April 15, 2013.

In October 2011, the Company issued a convertible note, which as a result, taints all convertible instruments outstanding. As such the Company recorded a derivative liability of $40,498 for warrants outstanding.

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

In July 2013, the Company issued 862,069 shares of Class A Common Stock to convert $15,000 of the convertible note dated October 2011 into equity. Due to conversion within the terms of the note, no gain or loss was recognized.

In July 2013, the Company issued 1,000,000 shares of Class A Common Stock to convert $20,000 of the convertible note dated June 2013 into equity. Due to conversion within the terms of the note, no gain or loss was recognized.

In July 2013, the Company issued 2,000,000 shares of Class A Common Stock to convert $7,600 of the convertible note dated in September 2011 into equity. Due to conversion within the terms of the note, no gain or loss was recognized.

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

2010 Equity Incentive Plan

In June 2010, the Company registered 4,000,000 shares of Class A Common Stock pursuant to its 2010 Equity Incentive Plan, which was also enacted in June 2010. The Company’s Board of Directors have authorized the issuance of the Class A shares of Common Stock to employees upon effectiveness of an effective registration statement. The 2010 Equity Incentive Plan is intended to compensate employees for services rendered. The employees who will participate in the 2010 Equity Incentive Plan have agreed or will agree in the future to provide their expertise and advice to us for the purposes and consideration set forth in their written agreements pursuant to the 2010 Equity Incentive Plan. The services to be provided by the employees will not be rendered in connection with: (i) capital-raising transactions; (ii) direct or indirect promotion of Class A common stock; (iii) maintaining or stabilizing a market for the Class A common stock. The Board of Directors may at any time alter, suspend or terminate the 2010 Equity Incentive Plan.

As of March 31, 2014, the Company’s Board of Directors approved 800,000 shares under this plan for issuance; however, none of these shares have been granted or issued to date.

6.	COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2014, the Company owed Messrs. Davis and Bianco accrued and deferred compensation in the amounts of $246,951 and $247,005 respectively.

On April 2, 2013, we entered into a “Letter of Intent” (the “LOI”) with Beacon Global Partners, LLC, a Wyoming limited liability company (“BGP”). The LOI is precedent to a formal binding Change of Control Agreement. Pursuant to the “LOI”, Shawn Davis, and Thomas Bianco conditionally resigned their positions, as Chief Executive Officer and Chief Financial Officer on the date of filing of the Company’s Form 10-K filed on April 15, 2014. Under the agreement, both Davis and Bianco agree to conditionally suspend their Employment and Severance Agreements. The Company will continue to accrue and defer their payroll until such time that BGP, LLC is able to close, or the “LOI” terminates, whichever comes first. On the date of closing, both Davis and Bianco have agreed to forgive the entire amount of accrued and deferred payroll carried on the Company’s balance sheet through that date.

On April 16, 2014, the Board of Directors approved a conditional payroll arrangement for Kenneth Miller, the Companies Chief Executive Officer, and Sam Starr, the Companies Chief Operating Officer (the “Executives”). Commencing on April 16, 2014 (the “Commencement Date”) and continuing thereafter, or as determined by the board of directors, the executive’s annual base salary from the Commencement date shall be set at $185,000 each. Under the arrangement, both Miller and Starr agree to accrue and defer payroll beginning on April 16, 2014, the Commencement date. Neither Miller nor Starr will be entitled to realize any monies deferred and accrued on the Company’s balance sheet until such time they are able to close on the “LOI”. If Miller and Starr (BGP, LLC) are unable to close the “LOI” on or before the date of termination, default, receivership, bankruptcy, insolvency, liquidation proceeding’s or any change in control, any and all amounts of the officer’s deferred and accrued payroll existing on the balance sheet through that date shall be adjusted to equal $0 dollars. In the event of termination caused by any of the precedent conditions above, BGP, LLC has agreed to, among other things: (a) terminate the “LOI”; (b) forfeit all Company and Board of Director Positions.

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

Operating Leases

On September 30, 2013, the lease on the Company’s office space located at 3700 E. Tahquitz Drive, Suite 117, Palm Springs, California expired. The Company’s corporate headquarters, including its principal administrative, marketing, technical support, and research and development departments, are presently located in Palm Springs, California, in office and warehouse provided by the Coachella Valley Economic Partnerships (CVEP) iHub division at no cost to the Company. The Company has been assigned one office, consisting of approximately 1,000 square feet, which has space suitable for assembling and storage of its technology. Due to inactivity, the Company has agreed to move out of its office space at the accelerator campus with the CVEP iHub division. On April 3, 2014 the Company moved out of this space. The Company is in the process of locating suitable office space for its current operations. As of the date of this filing, no space has yet been procured.

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

Dispute with Wakabayashi Fund, LLC

On or about July 30, 2013, Wakabayashi Fund, LLC sent an email advertisement to the Company advertising certain financial services, and the Company responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well-known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with the Company’s executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed the Company’s corporate information, agreed to invest immediately in the Company, and were imminently prepared to send checks to the Company, but that he would not advise them to do so until after the Company issued and delivered a stock certificate for 750,000 shares of the Company’s common stock to the Fund. After Mr. Stone assured the Company’s executive officers that the investment was assured, imminent and forthcoming, and that the Company would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, the Company agreed to process the now pending stock certificate. The Company negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving at the Company within the first few weeks. The Company indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this report, no funds or offers to provide funds for the Company have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. The Company believes Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, its transfer agent notified the Company that the Fund was attempting to clear a stock certificate. The Company notified its transfer agent to place a stop order on the transaction. On or about July 2, 2013, the Company received an email from its transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, the Company responded to the Fund’s counsel detailing the facts set forth above and indicated the Company would not process the certificate for 750,000 shares of the Company’s common stock, but in an effort to resolve this matter quickly and efficiently, the Company offered to issue the Fund 50,000 shares of common stock. On September 24, 2013, the Company received a letter from its transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming the Company’s transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of the Company’s common stock. The Company has not been named in the suit, but it is prepared to litigate the matter if necessary. As of March 31, 2014 and December 31, 2013 the 750,000 shares remain issued and outstanding.

Default on Convertible Promissory Note

On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $108,875, representing 150% of the remaining outstanding principal balance of Convertible Notes 1 and 2. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, 3, 4, 5 and 6 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. The same holder holds the Convertible Notes. As of the date of this filing, the Company continues to work with the holder of the Convertible Notes. The Company anticipates the parties will be able to resolve the issue amicably. The holder of the Convertible Notes has continued to support the Company and has advanced certain additional funds to the Company beyond the date of the issuance of its demand letter. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

Default of Agreement with vendor for Software

As of March 31, 2014, the Company remains in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software. Due to insignificant revenue and lack of future contract, the Company recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012

7.	RELATED PARTY TRANSACTIONS

As part of the LOI, BGP has agreed to a Stock Purchase Agreement in the amount of $400,000 (the “SPA”) to each of Messrs. Davis and Bianco for the purchase of 3,000,000 shares of Class A Common Stock from each of the executives’ personal stock holdings. BGP will be responsible for the payment of any gross-up or tax payments resulting from the sales, and these additional payments will be owed to each of Messrs. Davis and Bianco in addition to the compensation amount and any other agreed-upon compensation due to Messrs. Davis and Bianco. As of the date of this filing, no funds have been received towards the “SPA” by either Davis or Bianco. Pursuant to the LOI, Messrs. Davis and Bianco have agreed to suspend their existing respective employment and severance agreements with the Company. The parties have agreed that BGP will continue to pay an annualized consultancy compensation of $120,000 to each of Messrs. Davis and Bianco until the earlier of the Closing Date or the date when the terms and conditions of the LOI are satisfied. As of the date of this filing, both Davis and Bianco have received $64,000 in compensation each towards this amount. Such annualized consultancy compensation may be deferred, but must be paid in full on, or before, BGP assumes control of the Company. At such time as when the terms and conditions of the LOI have been satisfied, Messrs. Davis and Bianco have agreed to terminate their existing respective employment and severance “Agreements’ with the Company and forgive the entire amounts of their accrued deferred compensation as of the date of the LOI, excluding the annualized Consultancy compensation of $120,000 discussed in the LOI.

During the period, the Company received $118,612 in advances from a related party which consists of $100,000 in non refundable consulting fees, $50,000 paid each to Messrs. Davis and Bianco and $18,612 in advances for Company related expenses that are non-interest bearing with no stated date of maturity. In the event of default, all payments made by the related party to cover Company expenses will be converted into the Company’s common stock at a conversion price of $0.13 per share. As of March 31, 2014, the Company is not in default.

As of March 31, 2014 and December 31, 2013, the Company owed Shawn Davis, the Company’s predecessor Chief Executive Officer, and Thomas Bianco, the Company’s predecessor Chief Financial Officer accrued and deferred compensation in the amounts of $246,951 and $247,005 respectively.

8.	SUBSEQUENT EVENTS

Change of Majority Control of the Company

On April 2, 2014, the Company entered into a “Letter of Intent” (the “LOI”) with Beacon Global Partners, LLC, a Wyoming limited liability company (“BGP”). Pursuant to the Agreement, BGP will assume majority control of the Company through the issuance of preferred stock giving them at least 51% voting control in exchange for ongoing financing, an amount to be determined. After the transaction contemplated by the Agreement, BGP will hold at least 51% of the voting securities of the Company. As of the date hereof, BGP holds 0% of the voting securities of the Company.

Pursuant to the LOI, Messrs. Davis and Bianco have agreed to conditionally resign as Chief Executive Officer and Chief Financial Officer, respectively, of the Company, effective as of the filing of the Company’s Annual 2013 Form 10-K report to the SEC, on April 15, 2014. Messrs. Davis and Bianco have each agreed to continue to serve as consultants on an as-needed basis to the Company and to provide such duties and responsibilities as requested by BGP in writing. Messrs. Davis and Bianco will continue to serve as members of our Board of Directors.

On April 3, 2014, we lost our office space. We are currently looking for suitable office space.

On April 8, 2014 the parties agreed to amend the LOI such that each board member would have the following weight attached to their voting rights, Davis 30%, Bianco 30%, Miller 20% and Starr 20%. Collectively, Davis and Bianco will hold 60% of the majority vote. Miller and Starr will collectively hold 40% of the minority vote until such time as BGP is able to close or the agreement terminates pursuant to the terms and conditions of the LOI.

On April 14, 2014 the Company issued a seventh convertible promissory note in the amount of $33,000 to the same investor (the “Convertible Note 7”). Convertible Note 7 has a maturity date of January 14, 2015 and an annual interest rate of 8% per annum. The holder of Convertible Note 7 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 7 has a variable conversion price of 50% representing a discount rate of 50% of the average of the three lowest three trading prices during the thirty trading day period ending on the latest complete trading day prior to conversion and contains no dilutive reset feature.

On April 15, 2014, Kenneth Miller was conditionally appointed as our Chief Executive Officer and a member of our Board of Directors.

On April 15, 2014, Sam Starr was conditionally appointed as our Chief Operating Officer and a member of our Board of Directors. Our Board of Directors will now consist of Messrs. Davis, Bianco, Miller, and Starr.

On April 16, 2014, the Board of Directors unanimously approved a conditional payroll arrangement for Kenneth Miller, the Company’s Chief Executive Officer, and Sam Starr, the Company’s Chief Operating Officer (the “Executives”). Commencing on April 16, 2014 (the “Commencement Date”) and continuing thereafter, or as determined by the board of directors, the executive’s annual base salary from the Commencement date shall be set at $185,000 each. Under the arrangement, both Miller and Starr agree to accrue and defer payroll beginning on April 16, 2014, the Commencement date. Neither Miller nor Starr will be entitled to realize any monies deferred and accrued on the Company’s balance sheet until such time they are able to close on the “LOI”. If Miller and Starr (BGP, LLC) are unable to close the “LOI” on or before the date of termination, default, receivership, bankruptcy, insolvency, liquidation proceeding’s or any change in control, any and all amounts of the officer’s deferred and accrued payroll existing on the balance sheet through that date shall be adjusted to equal $0 dollars. In the event of termination caused by any of the precedent conditions above, BGP, LLC has agreed to, among other things: (a) terminate the “LOI”; (b) forfeit all Company and Board of Director Positions.

On April 16, 2014 the Company issued 2,157,895 shares of Class A Common Stock to the holder of convertible note for the conversion of $8,200 principal of the convertible note. As of April 16, 2014, the Company has a remaining principal balance due of $8,950 and accrued interest of $2,823.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Business

ATTUNE RTD is a Nevada corporation, which was originally incorporated as Catalyst Set Corporation on December 19, 2001 and changed its name in September 2007 to Interfacing Technologies, Inc., and then changed to our current name in March 2008.

We are a development stage company that was formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

Rising retail electricity prices, coupled with inelastic demand, create a significant and growing market opportunity for lower cost retail energy. Attune RTD designed and developed its patented BrioWave technology that reduces electrical consumption associated with residential pools and central HVAC systems. Additionally, the technology represents an effective demand response solution for utilities to leverage savings and works collaboratively with solar power systems.

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

Monitoring and Maintenance. We utilize our own software and other software from third party vendors to provide Attune RTD and our customers with a real-time view of their energy generation, consumption and carbon offset through an easy-to-read application available on any device with a web browser.

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue. For the quarters ended March 31, 2014 and 2013, we had revenue of $0 and $0, respectively. We are in the development stage and have limited revenues, as we have been involved in the rollout and testing of our first products into the Texas market.

Gross Profit. Since we have yet to record and or achieve any significant revenues, we do not have any costs associated with sales, and therefore, there are no gross profits to report.

Operating Expenses. Total operating expense was $232,594 for the three months ended March 31, 2014, a decrease of approximately $547,438 as compared to the same period in the prior year. The decrease for the three months ended March 31, 2014 was due to a decrease in common stock granted for service of approximately $649,752. Payroll expenses for the three months ended March 31, 2014 also decreased by approximately $5,897, while consulting expenses increased for the period by approximately $94,103.

Provision for Income Taxes. Our income taxes for the three months ended March 31, 2014 and 2013 were $0. We did not incur any federal tax liability for the three months ended March 31, 2014 and 2013 because we incurred operating losses during the periods.

Net Loss. We generated a net loss of $254,911 for the three months ended March 31, 2014, a decrease of $528,633, as compared to a net loss of $783,544 reported for the same period in the prior year.

Liquidity and Capital Resources

At March 31, 2014, we had no cash or cash equivalents. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations is $126,775 for the three months ended March 31, 2014, and we used cash in operations of approximately $49,248 for the same period in the prior year. The principal elements of cash flow from operations for the three months ended March 31, 2014 included a net loss of $254,911 increased by: Change in Fair Value-Derivative of $3,337 and accrued expenses and salaries of approximately $124,799.

Cash provided by financing activities was $126,775 for the three months ended March 31, 2014, compared to cash provided by financing activities of $50,000 during the same period in the prior year.

As of March 31, 2014, current liabilities exceeded current assets by $1,596,520, compared to December 31, 2013, where current liabilities exceeded current assets by $1,341,608. Current assets were $0 in both periods, while current liabilities increased $254,912 to $1,596,520 at March 31, 2014 from $1,341,608 at December 31, 2013. As a result, our working capital deficit increased from $1,341,608 at December 31, 2013 to $1,596,520 at March 31, 2014. Certain notes payable are also included in our calculation of working capital, which at December 31, 2013, were long-term and are now current.

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

Going Concern Qualification

We have incurred significant losses from operations, and we expect to continue incurring such losses for the foreseeable future. Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2013. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Our management’s plans include seeking additional capital through possible public or private equity offerings, debt financings, corporate collaborations or other means. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” included in our auditor’s report might make it substantially more difficult to raise capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting.

None.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our Chief Executive Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2104. Based on this evaluation, our Chief Executive Officer has concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

1.	We do not have an audit committee – While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including an audit committee financial expert, is important for control purposes. Currently, the Board of Directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of March 31, 2014, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and we did not require dual signature on our Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

3.	We did not implement appropriate information technology controls – As of March 31, 2014, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	Due to our small size, we do not have segregation of accounting or management duties, which is a deficiency in our disclosure controls. We are currently working on acquiring certain resources to cure this deficiency.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We are working to develop sustainable processes of our own and have made progress towards completion of this effort; however, the lack of capital and our relatively small size has made it difficult for us to quickly design, implement and test sustainable processes adequate to remediate the notated material weaknesses. To address and remediate the material weaknesses in internal control over financial reporting described above, we have taken the following steps:

1.	Appropriate Cash Controls. We are working on maintaining appropriate cash controls and we now require two signatures when signing and issuing checks.

2.	Segregation of Accounting and Management Duties; Implementation of Appropriate Technology Controls. We have begun to break up auxiliary patterns, dividing functions such as bookkeeping and accounting into separate steps. Additionally, we have begun the process of implementing a process intended to segregate the accounting and bookkeeping duties from management duties. First, we have implemented a cloud computing accounting software system. Our Chief Executive Officer provides the documentation for sales or other transactions, and upload the documents to a cloud computing accounting software system for processing by a third party vendor. Our Chief Executive Officer still maintains oversight. We have also begun the process to reconcile other discrepancies through audit and assistance from our auditors.

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified material weaknesses in our internal control over financial reporting as described above. Based on this evaluation, our management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Dispute with Wakabayashi Fund, LLC

On or about July 30, 2013, Wakabayashi Fund, LLC sent an email advertisement to the Company advertising certain financial services, and the Company responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was finance professional that previously held a high position in a well-known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with the Company’s executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed the Company’s corporate information, agreed to invest immediately in the Company, and were imminently prepared to send checks to the Company, but that he would not advise them to do so until after the Company issued and delivered a stock certificate for 750,000 shares of the Company’s common stock to the Fund. After Mr. Stone assured the Company’s executive officers that the investment was assured, imminent and forthcoming, and that the Company would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, the Company agreed to process the now pending stock certificate. The Company negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving at the Company within the first few weeks. The Company indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this report, no funds or offers to provide funds for the Company have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. The Company believes Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, its transfer agent notified the Company that the Fund was attempting to clear a stock certificate. The Company notified its transfer agent to place a stop order on the transaction. On or about July 2, 2013, the Company received an email from its transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, the Company responded to the Fund’s counsel detailing the facts set forth above and indicated the Company would not process the certificate for 750,000 shares of the Company’s common stock, but in an effort to resolve this matter quickly and efficiently, the Company offered to issue the Fund 50,000 shares of common stock. On September 24, 2013, the Company received a letter from its transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming the Company’s transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of the Company’s common stock. The Company has not been named in the suit, but it is prepared to litigate the matter if necessary. As of December 31, 2013 the 750,000 shares remains issued and outstanding.

Default on Convertible Promissory Note

On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $108,875, representing 150% of the remaining outstanding principal balance of Convertible Notes 1 and 2. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1, 2, 3, 4, 5 and 6 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. The same holder holds the Convertible Notes. The excess of $33,625 owed in addition to the principal amount owed under the Convertible Notes 1 and 2 represents penalty on default and is recorded as a loss in the Company’s income statement. As of the date of this filing, the Company continues to work with the holder of the Convertible Notes. The Company anticipates the parties will be able to resolve the issue amicably. The holder of the Convertible Notes has continued to support the Company and has advanced certain additional funds to the Company beyond the date of the issuance of its demand letter. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

Default of Agreement with vendor for Software

As of March 31, 2014, the Company remains in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software. Due to insignificant revenue and lack of future contract, the Company recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are electing scaled disclosure reporting obligations and therefore we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and we thereof appropriately restricted the transfers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We did not default upon any senior securities during the quarter ended March 31, 2014.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

ATTUNE RTD, INC.

Date: May 15, 2014	By:	/s/ Kenneth J. Miller Jr.
Kenneth J. Miller, Jr.
Chief Executive Officer and Principal Financial Officer

