Form 10-Q/A
period 2014-03-31
ATTUNE RTD
filed 2014-05-19
CIK 1477776

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

EXPLANATORY NOTE

ATTUNE RTD (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 15, 2014, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to the Articles of Incorporation*
3.2	Bylaws**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase †
101.DEF	XBRL Taxonomy Extension Definition Linkbase †
101.LAB	XBRL Taxonomy Extension Label Linkbase †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase †

*	Filed with and incorporated by reference to the company’s Form 10-K (File No. 000-54518), as filed with the Securities and Exchange Commission on April 8, 2013.
**	Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-163570), as filed with the Securities and Exchange Commission on December 8, 2009.
***	These Exhibits were previously included in Attune RTD’s Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014.
†	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATTUNE RTD, INC.

Date: May 19, 2014	By:	/s/ Kenneth J. Miller Jr.
Kenneth J. Miller, Jr.
Chief Executive Officer and Principal Financial Officer