Form 10-Q
period 2014-06-30
ATTUNE RTD
filed 2014-08-19
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-163579

ATTUNE RTD, Inc.

(Exact name of registrant as specified in its charter)

Nevada	32-0212241
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

236 West Portal Ave., #320

San Francisco, CA 94127

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

As of August 18, 2014, there were 68,270,313 shares of the registrant’s Class A common stock, $0.00004897 par value per share, outstanding.

ATTUNE RTD, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Attune RTD, Inc.

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$172,420	254,915
Accrued Expenses	678,589	401,456
Royalty Payable	22,000	22,000
Liability to Guarantee Equity Value	90,980	90,980
Convertible Note Payable in default -net of discount of $82,536 and $16,898	170,684	210,502
Related Party Debt	158,873	29,620
Notes Payable	162,350	162,350
Derivative Liability	395,085	169,785

Total Current Liabilities	1,850,980	1,341,608

Total Liabilities	1,850,980	1,341,608

Commitments and Contingencies (See Note 7)

Stockholders’ Equity (Deficit)
Class B Participating Cumulative Preferred Super Voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding; Blank Check Preferred stock, $0.0166 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	16,600	16,600
Class A Common Stock, $0.0000487 par value; 20,000,000,000 shares authorized; 68,270,213 and 43,312,424 shares issued and outstanding at June 30, 2014 and, December 31, 2013 respectively	3,343	2,121
Class A Common Stock Payable	37,500	37,500

Additional Paid-in Capital	5,041,322	4,842,626
Deficit accumulated during development stage	(6,949,745)	(6,240,455)

Total Stockholders’ Equity (Deficit)	(1,850,980)	(1,341,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	-

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$950

Operating Expenses
General and Administrative Expense	168,975	65,946	297,476	760,807
Change in Fair Value - Derivative	177,138	(7,738)	180,475	(29,220)
Payroll Expense	88,512	100,054	189,268	206,707

Total Operating Expenses	434,625	158,262	667,219	938,294

Loss from Operations	(434,625)	(158,262)	(667,219)	(937,344)

Other Income (Expense)
Interest Expense	(18,952)	(14,015)	(41,270)	(18,477)
Income Tax Expense	(800)	(250)	(801)	(250)

Total Other Income (Expense)	(19,752)	(14,265)	(42,071)	(18,727)
Net Loss	(454,377)	(172,527)	(709,290)	(956,071)
Preferred Stock Dividends	(5,049)	(5,049)	(10,042)	(10,042)

Net Loss Applicable to Common Stock	$(459,426)	(177,576)	(719,332)	(966,113)

Net Loss per Common Share Applicable to Common Stock:
Basic and Diluted	$(0.01)	(0.01)	(0.01)	(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	53,611,793	31,623,324	47,993,325	31,623,324

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(702,290)	(956,071)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Class A Common Stock and Preferred Stock Granted for Services	150,000	662,250
Depreciation and Amortization	19,825	25,241
Change in Fair Value-Derivative	180,475	(29,220)
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	196,737	170,813

NET CASH USED IN OPERATING ACTIVITIES	(162,253)	(126,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Received for Sale of Fixed Assets	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	-	4,647
Borrowings on Debt	33,000	192,500
Loan Payable to Principal Stockholder	129,253	-
Principal Payments on Truck Loans	-	(4,648)

NET CASH PROVIDED BY FINANCING ACTIVITIES	162,253	192,499

NET INCREASE (DECREASE) IN CASH	-	65,512

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	65,512

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest Expense	$29,321	18,447
Income Tax	$800	250

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares Issued for Services, Accrued in Prior Period and Issued in Current Period	$-	30,024
Debt Discount	$85,463	64,208
Conversion of Debt	$(9,280)	22,000
Derivative Adjustment due to Debt Conversion	$(40,639)	8,732
Disposal of Trucks	$-	65,949

The accompanying unaudited notes are an integral part of these Financial Statements.

ATTUNE RTD, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Attune RTD, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 19, 2001 under the name Catalyst Set Corporation. The Company was dormant until July 14, 2007. On September 7, 2007, the Company changed its name to Interfacing Technologies, Inc. On March 24, 2008, the Company changed its name to Attune RTD. The Company’s principal executive offices are in San Francisco, California. The Company is a development stage company that was formed in order to provide developed technology related to the operations of energy efficient electronic systems such as swimming pool pumps, sprinkler controllers and heating and air conditioning controllers among others.

The Company has been presented as a “development stage enterprise.” The Company is presented as in the development stage from July 14, 2007, inception of development stage, through June 30, 2014. To date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years. Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred. There were no properties or equipment as of June 30, 2014 and December 31, 2013.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at June 30, 2014 and December 31, 2013.

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

There were no revenues for the six months ended June 30, 2014.

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

On December 16, 2008, the Company filed its service mark, BrioWave, in standard characters with the USPTO. The service mark was first used in commerce on August 8, 2008 and filed for opposition by the USPTO on January 5, 2010. Trademark costs are capitalized on the Company’s balance sheet during the period such costs are incurred. The trademark is determined to have an indefinite useful life and is not amortized until such useful life is determined no longer indefinite. The trademark is reviewed for impairment annually. As of December 31, 2011, the Company fully impaired all patents and trademarks cost of $62,633 due to uncertainty regarding funding of future costs.

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

The Company recognized an impairment loss of $62,633 in 2011 related to patents and trademarks, due to uncertainty regarding funding and future costs and $74,269 in 2012 related to software assets.

RESEARCH AND DEVELOPMENT

In accordance generally accepted accounting principles (ASC 730-10), expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred, and such amounts aggregated $0 and $0 for the six months ended June 30, 2014 and 2013 respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014, on a recurring basis:

Description	Level 1	Level 2	Level 3		Gains (Losses)
Derivative Liability	$-	$-		$395,084	(180,475)
Total	$-	$-	$

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$169,785	(21,240)
Total	$-	$-	$169,785	(21,240)

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage company with limited revenues. For the six months ended June 30, 2014, the Company had a net loss of $709,290 and used cash in operations of $162,253. In addition, as of June 30, 2014, the Company had a working capital deficit of $1,850,980, and a deficit accumulated during the development stage of $6,949,745.

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

Secured Promissory Note 1. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 1”). Secured Promissory Note 1 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 1 is collateralized with the Company’s Energy Forecasting and Management Device, Patent #7777366, including the associated source code. Under the terms and conditions of the agreement, a portion of the funds received from investor was used to satisfy a debt obligation owed to the Company’s patent filing attorney. As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1,375,000 shares of common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. During the period ended June 30, 2014, the Company amended the Promissory note to a convertible note for $55,000 plus $6,600 of accrued interest at a fixed conversion price of $0.0001 with 12% interest. The warrants issued in 2013 and the amended note issued in 2014 are tainted due to the derivative liability, see note 5. On June 2014, the Company issued 10,800,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $1,080 principal of the convertible note. Due to conversion within the term of the note, no gain or loss was recorded.

Secured Promissory Note 2. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 2”). Secured Promissory Note 2 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 2 is collateralized with the Company’s Energy Forecasting and Management Device”, Patent #7777366, including the associated source code. Under the terms and conditions of the agreement, a portion of the funds received from investor was used to satisfy a debt obligation owed to the Company’s patent filing attorney. As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1, 375,000 shares of  common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. The warrants issued are tainted due to the derivative liability, see note 7. On June 23, 2014, the Company defaulted on Secured Promissory 2. As of the date of this filing, the Company continues to work with the holders of the Secured Promissory Notes. The Company is working with the holders of the Secured Promissory Notes and anticipates the parties will be able to resolve the issue amicably. As of June 30, 2014, the Company recorded accrued interest of $6,600.

4.	CONVERTIBLE NOTE AND FAIR VALUE MEASUREMENTS

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

Convertible Note 1. On September 28, 2011, the Company issued a convertible promissory note in the amount of $42,500 to an investor (the “Convertible Note 1”). Convertible Note 1 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 1 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The convertible note has a variable conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded convertible note as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $34,430, as of December 31, 2012, the discount was fully amortized. On May 2012, the Company issued 137,931 shares of Class A Common Stock to holder of the convertible note for conversion of $8,000 principal. During the period ended December 31, 2012, the Company was assessed a penalty of $17,250 due to default. On March 2013, the Company issued 591,133 shares of Class A Common Stock to the holder for the conversion of $12,000 principal of the convertible note. On July 2013, the Company issued 862,069 shares of the Class A Common Stock to the holder of the convertible note for the conversion of $15,000 principal of the convertible note. On October 2013, the Company issued 2,000,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $7,600 principal of the convertible note. On April 16, 2014 the Company issued 2,157,895 shares of Class A Common Stock to the holder of convertible note for the conversion of $8,200 principal of the convertible note. Due to conversion in accordance with the conversion terms; therefore, no gain of loss was recognized. As of June 30, 2014, the Company has a remaining principal balance of $8,950 and accrued interest of $7,830.

Convertible Note 2. On January 5, 2012, the Company issued a second convertible promissory note in the amount of $42,500 to the same investor (the “Convertible Note 2”). Convertible Note 2 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 2 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 2 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 2 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $31,748, as of December 31, 2012, the discount was fully amortized. As of December 31, 2012, the Company is in default and was assessed a penalty of $21,250. As of June 30, 2014, the Company has a remaining principal balance due of $63,750 and accrued interest of $12,309.

Convertible Note 3. On December 3, 2012, the Company issued a third convertible promissory note in the amount of $3,000 to the same investor (the “Convertible Note 3”). Convertible Note 3 had a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 3 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 3 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 3 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $3,000, as of December 31, 2013, the discount was fully amortized. As of December 31, 2013, the Company is in default with the repayment term and was assessed a penalty of $1,500. As of June 30, 2014, the Company has a remaining principal balance due of $4,500 and accrued interest of $445.

Convertible Note 4. On February 21, 2013, the Company issued a fourth convertible promissory note in the amount of $50,000 to the same investor (the “Convertible Note 4”). Convertible Note 4 had a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 4 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 4 has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 4 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $38,864, as of December 31, 2013, the discount was fully amortized. As of June 30, 2014, the Company has a remaining principal balance due of $50,000 and accrued interest of $5,414.

Convertible Note 5. On April 18, 2013, the Company issued a fifth convertible promissory note in the amount of $22,500 to the same investor (the “Convertible Note 5”). Convertible Note 5 had a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 5 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 5 has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 5 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $21,824, as of June 30, 2014, the discount was fully amortized and the Company recorded an amortization of discount of 9,368. As of June 30, 2014, the Company has a remaining principal balance due of $22,500 and accrued interest of $2,160.

Convertible Note 6. On August 5, 2013, the Company issued a sixth convertible promissory note in the amount of $10,000 to the same investor (the “Convertible Note 6”). Convertible Note 6 has a maturity date of May 7, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 6 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 6 has a variable conversion price of 35% representing a discount rate of 65% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 6 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $10,000, as of June 30, 2014, the discount was fully amortized and the Company recorded an amortization of discount of $7,556. As of June 30, 2014, the Company has a remaining principal balance due of $10,000 and accrued interest of $721.

Convertible Note 7. On April 11, 2014, the Company issued a seventh convertible promissory note in the amount of $33,000 to the same investor (the “Convertible Note 7”). Convertible Note 7 has a maturity date of January 14, 2015 and an annual interest rate of 8% per annum. The holder of Convertible Note 7 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 7 has a variable conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last thirty days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 7 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $23,863, as of June 30, 2014, the Company recorded an amortization of discount of $2,790. As of June 30, 2014, the Company has a remaining principal balance due of $33,000 and accrued interest of $658.

Secured Promissory Note 1. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 1”). Secured Promissory Note 1 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 1 is collateralized with the Company’s Energy Forecasting and Management Device, Patent #7777366, including the associated source code (see Note 3). As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1,375,000 shares of common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. The warrants issued in 2013 are tainted due to the derivative liability, see note 5. During the period ended June 30, 2014, the Company amended the Promissory note to a convertible note for $55,000 plus $6,600 of accrued interest at a fixed conversion price of $0.0001 with 12% interest. Due to the note being tainted as a result of the derivative, the Company recorded a debt discount of $61,600, as of June 30, 2014, the Company recorded amortization of discount of $111. As of June 30, 2014, the Company has a remaining principal balance due of $55,000 and accrued interest of $6,600. On June 2014, the Company issued 10,800,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $1,080 principal of the convertible note. Due to conversion within the term of the note, no gain or loss was recorded.

Default under Certain Notes. Because the Company has failed to pay the remaining principal balance owed, together with the accrued and unpaid interest, upon the maturity dates of Convertible Notes 1 and 2. The Company is now in default under the respective notes. The same holder holds convertible Notes 1, 2, 3, 4, 5, and 6. On January 30, 2013 the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $108,875, representing 150% of the remaining outstanding principal balance of Convertible Notes 1 and 2. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1 and 2 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. The same holder holds the Convertible Notes. The excess of $33,625 owed in addition to the principal amount owed under the Convertible Notes 1 and 2 represents penalty on default and is recorded as a loss in the Company’s income statement.

Tainted Investor Warrants.

The derivative feature of the Convertible Notes taints all existing convertible instruments, and specifically taints the 2,750,000 warrants issued on June 21, 2013 that will mature on June 23, 2016. During the six months ended June 30, 2014, the Company recognized a gain of $2,544.

5.	FAIR VALUE MEASUREMENTS - DERIVATIVE LIABILITIES

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $395,084 and $169,785at June 30, 2014 and December 31, 2013 respectively. The change in fair value of the derivative liabilities resulted in a loss of $180,475 for the six months ended June 30, 2014 and a gain of $(29,220) for the same period in the prior year. The loss of $180,475 for the six months ended June 30, 2014 consisted of a loss of $6,727 attributable to the fair value of warrants, a gain in market value of $(966) on the convertible notes, and loss of $174,714 due to the value in excess of the face value of the convertible notes.

The following table presents the derivative liability value by instrument type at June 30, 2014 and December 31, 2013 respectively:

	June 30, 2014	December 31, 2013
Convertible debentures	$379,185	160,613
Common stock warrants	15,899	9,172
	$395,084	169,785

The following table is a summary of changes in the fair market value of the derivative liabilities during the six months ended June 30, 2014:

Derivative
Liability
Total
Balance, December 31, 2013	$169,785
Change in fair market value of derivative liabilities due to the mark to market adjustment of warrants	6,727
Change in fair market value of derivative liabilities due to the mark to market adjustment of convertible notes	(966)
Debt Conversion	(40,639)
Increase in derivative value due to issuance of convertible promissory notes	260,177
Balance, June 30, 2014	$395,084

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended June 30, 2014 and the year ended December 31, 2013:

●	For the Notes an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%

●	The Convertible Notes as of June 30, 2014 convert as a percentage of market over previous days at an effective rate of 22.35% through 45.19%

●	The projected volatility curve for each valuation period was based on the annual historical volatility of the company

●	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

●	The Holder would automatically convert the notes at maturity if the registration was effective and the stock is liquid in the market.

6.	COMMON STOCK

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

The holders of the Class B Participating Cumulative Preferred Super-voting Stock are permitted to vote their shares cumulatively as one class with the Class A Common Stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%. For the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007, the Company’s Board of Directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of June 30, 2014, were $141,085.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2013 and the six months ended June 30, 2014 included the following:

Shares Issued for Cash

In 2013, 357,143 shares of Class A Common Stock were sold for $12,500 cash at $0.035 per share. These shares were unissued as of June 30, 2014 and are recorded as Stock Payable.

During the period ended June 30, 2014, there was no common stock sold for cash.

Shares Issued for Services

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

In March 2013, 360,000 shares were issued for services provided to the Company, fulfilling a stock payable of $36,000 that was accrued for at December 31, 2012. The shares were valued based on the market price on the date of grant.

In June 2014, 12,000,000 shares were issued to two related parties for services provided to the Company with a value of $150,000, based on market price on the date of grant.

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

On June 27, 2014, the Company issued 10,800,000 shares of Class A Common Stock to the holders of the convertible note for conversion of $1,080 principal. Due to conversion within the terms of the note, no gain or loss was recognized.

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

As of June 30, 2014, the Company’s Board of Directors approved 800,000 shares under this plan for issuance; however, none of these shares have been granted or issued to date.

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

As of June 30, 2014, the Company owed Messrs. Davis and Bianco accrued and deferred compensation in the amounts of $254,659 and $254,713 respectively.

On April 2,2014, we entered into a “Letter of Intent” (the “LOI”) with Beacon Global Partners, LLC, a Wyoming limited liability company (“BGP”). The LOI is precedent to a formal binding Change of Control Agreement. Pursuant to the “LOI”, Shawn Davis, and Thomas Bianco conditionally resigned their positions, as Chief Executive Officer and Chief Financial Officer on the date of filing of the Company’s Form 10-K filed on April 15, 2014. Under the agreement, both Davis and Bianco agree to conditionally suspend their Employment and Severance Agreements. The Company will continue to accrue and defer their payroll until such time that BGP, LLC is able to close, or the “LOI” terminates, whichever comes first. On the date of closing, both Davis and Bianco have agreed to forgive the entire amount of accrued and deferred payroll carried on the Company’s balance sheet through that date.

On April 16, 2014, the Board of Directors approved a conditional payroll arrangement for Kenneth Miller, the Companies Chief Executive Officer (the “Executive”). Commencing on April 16, 2014 (the “Commencement Date”) and continuing thereafter, or as determined by the board of directors, the executive’s annual base salary from the Commencement date shall be set at $185,000. Under the arrangement, Miller agrees to accrue and defer payroll beginning on April 16, 2014, the Commencement date. Mr. Miller will not be entitled to realize any monies deferred and accrued on the Company’s balance sheet until such time BGP, LLC is able to close on the “LOI”. On June 10, 2014, Mr. Starr submitted a “letter of Resignation” effective on the same date. If Miller (BGP, LLC) is unable to close the “LOI” on or before the date of termination, default, receivership, bankruptcy, insolvency, liquidation proceeding’s or any change in control, any and all amounts of the officer’s deferred and accrued payroll existing on the balance sheet through that date shall be adjusted to equal $0 dollars. In the event of termination caused by any of the precedent conditions above, BGP, LLC has agreed to, among other things: (a) terminate the “LOI”; (b) forfeit all Company and Board of Director Positions.

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

Operating Leases

On April 3, 2014 the Company moved out of office space provided by the Coachella Valley Economic Partnerships (CVEP) iHub division. The Company is in the process of relocating to the Silicon Valley in conjunction with BGP’s acquisition of majority-voting control of Attune and locating suitable office space for its current operations. As of the date of this filing, no space has yet been procured.

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

Dispute with Wakabayashi Fund, LLC

On or about July 30, 2013, Wakabayashi Fund, LLC sent an email advertisement to the Company advertising certain financial services, and the Company responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well-known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with the Company’s executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed the Company’s corporate information, agreed to invest immediately in the Company, and were imminently prepared to send checks to the Company, but that he would not advise them to do so until after the Company issued and delivered a stock certificate for 750,000 shares of the Company’s common stock to the Fund. After Mr. Stone assured the Company’s executive officers that the investment was assured, imminent and forthcoming, and that the Company would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, the Company agreed to process the now pending stock certificate. The Company negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving at the Company within the first few weeks. The Company indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this report, no funds or offers to provide funds for the Company have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. The Company believes Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, its transfer agent notified the Company that the Fund was attempting to clear a stock certificate. The Company notified its transfer agent to place a stop order on the transaction. On or about July 2, 2013, the Company received an email from its transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, the Company responded to the Fund’s counsel detailing the facts set forth above and indicated the Company would not process the certificate for 750,000 shares of the Company’s common stock, but in an effort to resolve this matter quickly and efficiently, the Company offered to issue the Fund 50,000 shares of common stock. On September 24, 2013, the Company received a letter from its transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming the Company’s transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of the Company’s common stock. The Company has not been named in the suit. As of June 30, 2014 the 750,000 shares remain issued and outstanding.

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

On July 15, 2014, the same holder of Convertible Notes 1 and 2 presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $128,250, representing 150% of the remaining outstanding principal balance of Convertible Notes 3, 4, 5 and 6. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 3, 4, 5 and 6 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. As of the date of this filing, the Company continues to work with the holder of the Convertible Notes. The Company anticipates the parties will be able to resolve the issue amicably. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

Default of Agreement with vendor for Software

As of June 30, 2014, the Company remains in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software. Due to insignificant revenue and lack of future contract, the Company recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012

8.	RELATED PARTY TRANSACTIONS

As part of the LOI, BGP has agreed to a Stock Purchase Agreement in the amount of $400,000 (the “SPA”) to each of Messrs. Davis and Bianco for the purchase of 3,000,000 shares of Class A Common Stock from each of the executives’ personal stock holdings. BGP will be responsible for the payment of any gross-up or tax payments resulting from the sales, and these additional payments will be owed to each of Messrs. Davis and Bianco in addition to the compensation amount and any other agreed-upon compensation due to Messrs. Davis and Bianco. As of the date of this filing, no funds have been received towards the “SPA” by either Davis or Bianco. Pursuant to the LOI, Messrs. Davis and Bianco have agreed to suspend their existing respective employment and severance agreements with the Company. The parties have agreed that BGP will continue to pay an annualized consultancy compensation of $120,000 to each of Messrs. Davis and Bianco until the earlier of the Closing Date or the date when the terms and conditions of the LOI are satisfied. As of the date of this filing, Davis and Bianco have each received $59,000 in compensation each towards this amount. Such annualized consultancy compensation may be deferred, but must be paid in full on, or before, BGP assumes control of the Company. At such time as when the terms and conditions of the LOI have been satisfied, Messrs. Davis and Bianco have agreed to terminate their existing respective employment and severance “Agreements’ with the Company and forgive the entire amounts of their accrued deferred compensation as of the date of the LOI, excluding the annualized Consultancy compensation of $120,000 discussed in the LOI.

During the period, the Company received $129,253 in advances for Company related expenses that are non-interest bearing with no stated date of maturity. In the event of default, all payments made by the related party to cover Company expenses will be converted into the Company’s common stock at a conversion price of $0.13 per share. As of June 30, 2014, the Company is not in default.

As of June 30, 2014, the Company owed Shawn Davis, the Company’s predecessor Chief Executive Officer, and Thomas Bianco, the Company’s predecessor Chief Financial Officer accrued and deferred compensation in the amounts of $283,199 and $283,253 respectively.

In June 2014, 12,000,000 shares were issued to two related parties for services provided to the Company with a value of $150,000, based on market price on the date of grant.

9.	SUBSEQUENT EVENTS

On June 10, 2014 Mr. Starr submitted a “Letter of Resignation” effective on that date.

On July 15, 2014, the same holder of Convertible Notes 1 and 2 presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $128,250, representing 150% of the remaining outstanding principal balance of Convertible Notes 3, 4, 5 and 6. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 3, 4, 5 and 6 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. As of the date of this filing, the Company continues to work with the holder of the Convertible Notes. The Company anticipates the parties will be able to resolve the issue amicably. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

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

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue. For the quarters ended June 30, 2014 and 2013, we had revenue of $0 and $0, respectively. We are in the development stage and have limited revenues, as we have been involved in the rollout and testing of our first products into the Texas market.

Gross Profit. Since we have yet to record and or achieve any significant revenues, we do not have any costs associated with sales, and therefore, there are no gross profits to report.

Operating Expenses. Total operating expense was $667,219 for the six months ended June 30, 2014, a decrease of $270,125 as compared to the same period in the prior year. The decrease for the six months ended June 30, 2014 was due to a decrease in common stock granted for service of $512,250. Payroll expenses for the six months ended June 30, 2014 also decreased by $17,439, while consulting expenses increased for the period by $92,500. The derivative valuation loss amounted to an increase of 209,695. Product development expense decreased by $43,581.

Provision for Income Taxes. Our income taxes for the six months ended June 30, 2014 and 2013 were $800 and $250 respectively. We did not incur any federal tax liability for the six months ended June 30, 2014 and 2013 because we incurred operating losses during the periods.

Net Loss. We generated a net loss of $702,290 for the six months ended June 30, 2014 a decrease of $253,781 as compared to a net loss of $956,071 reported for the same period in the prior year.

Liquidity and Capital Resources

At June 30, 2014, we had no cash or cash equivalents. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations is $162,253 for the six months ended June 30, 2014, and we used cash in operations of $126,987 for the same comparable period in the prior year. The principal elements of cash flow from operations for the six months ended June 30, 2014 included a net loss of $702,290 decreased by change in fair value of derivative of $180,475, amortization expense of 19,825, Common Stock granted for services of $150,000 and accrued expenses and salaries of approximately $196,737.

Cash provided by financing activities was $162,253 for the six months ended June 30, 2014, compared to cash provided by financing activities of $192,499 during the same period in the prior year.

As of June 30, 2014, current liabilities exceeded current assets by $1,850,980, compared to December 31, 2013, where current liabilities exceeded current assets by $1,341,608. Current assets were $0 in both periods, while current liabilities increased $509,372 to $1,850,980 at June 30, 2014 from $1,341,608 at December 31, 2013. As a result, our working capital deficit increased from $1,341,608 at December 31, 2013 to $1,850,980 at June 30, 2014.

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

Off-Balance Sheet Arrangements

We currently have an off-balance sheet arrangement in place, in the form of an LOI with BGP for the acquisition of Majority-Voting Control of Attune that could have or is reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our management’s plans include the Change of Majority-Voting Control of Attune, which will result in the injection of working capital contingent on the closing of the transaction, as well as seeking additional capital through possible public or private equity offerings, debt financings, corporate collaborations or other means.

There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” included in our auditor’s report might make it substantially more difficult to raise capital, without the acquisition of Majority-Voting Control of Attune by BGP.

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

ITEM 4. CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting.

None.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as the Securities and Exchange Commission (“SEC”) defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our Chief Executive Officer, as appropriate, to allow them to make timely decisions regarding our required disclosures.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2104. Based on this evaluation, our Chief Executive Officer has concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

1.	We do not have an audit committee – While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including an audit committee financial expert, is important for control purposes. Currently, the Board of Directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2014, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and we did not require dual signature on our Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2014, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	Due to our small size, we do not have segregation of accounting or management duties, which is a deficiency in our disclosure controls. We are currently working on acquiring certain resources to cure this deficiency.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified material weaknesses in our internal control over financial reporting as described above. Based on this evaluation, our management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Dispute with Vendor

In March 2010, the Company engaged the services of a vendor to complete certain services. Pursuant to the agreement, the Company paid the vendor a total of $70,618 towards the completion of services. The agreement contained a “not to exceed cost” of $89,435. On or about September 21, 2010, the Company issued the vendor 250,000 shares of the Company’s restricted Class A Common Stock as an incentive for the vendor to deliver services no later than March 1, 2011. The vendor agreed to incrementally deliver work in progress; however, no work was received from the vendor. The vendor requested an additional payment of $18,818, which the Company did not pay. On or about October 4, 2011, the vendor repudiated the agreement. On February 23, 2012, the Company engaged the services of legal counsel and made written demand for the return of the stock certificate and attempted to initiate settlement negotiations. The vendor did not acknowledge receipt of the Company’s demand.

On September 25, 2012, the Company received notice of a Chapter 7 bankruptcy case filed personally by the vendor. The Company has placed a stop order on the certificate it issued on or about September 21, 2010 to the vendor. As of this date hereof, the Company is currently conferring with counsel regarding possible litigation to cancel the stock certificate. The Company’s alleged damages resulting from the vendor’s failure to perform and subsequent repudiation of the contract, including the Company’s lost opportunity costs, should it pursue litigation against the vendor, will need to be established by an economic expert. The vendor could conceivably pursue litigation against the Company for the $18,818 payment; however, the Company believes it is not probable and therefore, a contingent liability for the amount is not warranted.

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

Default on Convertible Promissory Note

On January 30, 2013, the holder of Convertible Notes presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $81,785, representing 150% of the remaining outstanding principal balance of Convertible Notes 1 and 2. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 1 and 2 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. The same holder holds the Convertible Notes. The excess of $33,625 owed in addition to the principal amount owed under the Convertible Notes 1 and 2 represents penalty on default and is recorded as a loss in the Company’s income statement.

On July 15, 2014, the same holder of Convertible Notes 1 and 2 presented a demand for immediate payment, as provided in the terms of the notes, of an aggregate of $128,250, representing 150% of the remaining outstanding principal balance of Convertible Notes 3, 4, 5 and 6. Because the Company has failed to pay the remaining principal balance, together with accrued and unpaid interest, upon the maturity dates of Convertible Notes 3, 4, 5 and 6 (collectively, the “Convertible Notes”), the Company is in default under the respective Convertible Notes. The same holder holds the Convertible Notes 1, 2, 3, 4, 5 and 6. As of the date of this filing, the Company continues to work with the holder of the Convertible Notes. The Company anticipates the parties will be able to resolve the issue amicably. The holder of the notes could pursue litigation, however, as of the date of this filing has not threatened to do so.

Default of Agreement with vendor for Software

As of June 30, 2014, the Company remains in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software. Due to insignificant revenue and lack of future contract, the Company recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012

ITEM 1A. RISK FACTORS

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

We did not default upon any senior securities during the quarter ended June 30, 2014.

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

ATTUNE RTD, INC.

Date: August 19, 2014	By:	/s/ Kenneth J. Miller Jr.
Kenneth J. Miller, Jr.
Chief Executive Officer and Principal Financial Officer

