Form 10-Q
period 2014-09-30
ATTUNE RTD
filed 2014-11-19
CIK 1477776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 19, 2014, there were 73,923,678 shares of the registrant’s Class A common stock, $0.00004897 par value per share, outstanding.

ATTUNE RTD, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Attune RTD, Inc.

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$194,293	254,915
Accrued Expenses	739,340	401,456
Royalty Payable	22,000	22,000
Liability to Guarantee Equity Value	90,980	90,980
Convertible Note Payable in default -net of discount of $71,570 and $16,898	172,700	210,502
Related Party Debt	160,098	29,620
Notes Payable	162,350	162,350
Derivative Liability	288,338	169,785

Total Current Liabilities	1,830,099	1,341,608

Total Liabilities	1,830,099	1,341,608

Commitments and Contingencies (See Note 7)

Stockholders’ Equity (Deficit)
Class B Participating Cumulative Preferred Super Voting Stock, $0.0166 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding; Blank Check Preferred stock, $0.0166 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16,600	16,600
Class A Common Stock, $0.0000487 par value; 20,000,000,000 shares authorized; 73,923,678 and 43,312,424 shares issued and outstanding at September 30, 2014 and, December 31, 2013 respectively	3,629	2,121
Class A Common Stock Payable	37,500	37,500
Additional Paid-in Capital	5,066,783	4,842,626
Deficit accumulated during development stage	(6,954,611)	(6,240,455)

Total Stockholders’ Equity (Deficit)	(1,830,099)	(1,341,608)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	-

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$950

Operating Expenses

General and Administrative Expense	23,098	30,647	321,378	791,704

Change in Fair Value - Derivative	(90,844)	66,646	89,631	37,426

Payroll Expense	49,788	48,429	239,056	255,136

Total Operating Expenses	(17,958)	145,722	650,065	1,084,206

Income (Loss) from Operations	17,958	(145,722)	(650,065)	(1,083,066)

Other Income (Expense)

Interest Expense	(22,821)	(27,755)	(64,091)	(46,232)

Total Other Income (Expense)	(22,821)	(27,755)	(64,091)	(46,232)

Net Loss	(4,863)	(173,477)	(714,156)	(1,129,548)

Preferred Stock Dividends	(5,049)	(5,049)	10,042)	(15,091)

Net Loss Applicable to Common Stock	$(9,912)	(178,526)	(724,198)	(1,144,639)

Net Loss per Common Share Applicable to Common Stock:

Basic and Diluted	$(0.00)	(0.01)	(0.01)	(0.03)

Weighted Average Number of Common Shares Outstanding:

Basic and Diluted	71,050,010	32,389,794	56,426,377	32,389,794

The accompanying unaudited notes are an integral part of these Financial Statements.

Attune RTD, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(714,156)	(1,129,548)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Class A Common Stock and Preferred Stock Granted for Services	150,000	649,750
Depreciation and Amortization	30,791	48,306
Change in Fair Value-Derivative	89,631	37,426
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	208,356	179,121

NET CASH USED IN OPERATING ACTIVITIES	(163,378)	(214,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Received for Sale of Fixed Assets	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Class A – Common Stock	-	12,500
Contributed Capital	-	4,647
Borrowings on Debt	33,000	202,500
Loan Payable to Principal Stockholder	130,378	-
Principal Payments on Truck Loans	-	(4,648)

NET CASH PROVIDED BY FINANCING ACTIVITIES	163,378	214,999

NET INCREASE (DECREASE) IN CASH	-	54

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	54

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period:
Interest Expense	$64,091	1,122
Income Tax	$800	13,917

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares Issued for Services, Accrued in Prior Period and Issued in Current Period	$-	30,024
Debt Discount	$85,463	74,208
Conversion of Debt	$18,230	47,000
Derivative Adjustment due to Debt Conversion	$56,541	28,310
Disposal of Trucks	$-	65,949

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

The Company has been presented as a “development stage enterprise.” The Company is presented as in the development stage from July 14, 2007, inception of development stage, through September 30, 2014. To date, the Company’s business activities during development stage have been corporate formation, raising capital and the development and patenting of its products with the hopes of entering the commercial marketplace in the near future.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years. Expenditures for additions and improvements are capitalized while maintenance and repairs are expensed as incurred. There were no properties or equipment as of September 30, 2014 and December 31, 2013.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at September 30, 2014 and December 31, 2013.

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

There were no revenues for the nine months ended September 30, 2014.

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

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with generally accepted accounting principles (ASC 720-35), advertising costs are charged to operations when incurred, and such amounts aggregated $0 and $0 for the nine months ended September 30, 2014 and 2013 respectively.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$288,338	(89,631)
Total	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative Liability	$-	$-	$169,785	(21,240)
Total	$-	$-	$169,785	(21,240)

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is a development stage company with limited revenues. For the nine months ended September 30, 2014, the Company had a net loss of $714,156 and used cash in operations of $163,378. In addition, as of September 30, 2014, the Company had a working capital deficit of $1,830,099, and a deficit accumulated during the development stage of $6,954,611.

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

Secured Promissory Note 1. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 1”). Secured Promissory Note 1 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 1 is collateralized with the Company’s Energy Forecasting and Management Device, Patent #7777366, including the associated source code. Under the terms and conditions of the agreement, a portion of the funds received from investor was used to satisfy a debt obligation owed to the Company’s patent filing attorney. As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1,375,000 shares of common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. During the period ended June 30, 2014, the Company amended the Promissory note to a convertible note for $55,000 plus 12% interest and a fixed conversion price of $0.01. The warrants issued in 2013 and the amended note issued in 2014 are tainted due to the derivative liability, see note 5. On June 2014, the Company issued 10,800,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $1,080 principal of the convertible note. Due to conversion within the term of the note, no gain or loss was recorded. As of September 30, 2014, the Company recorded accrued interest of $8,426.

Secured Promissory Note 2. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 2”). Secured Promissory Note 2 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 2 is collateralized with the Company’s Energy Forecasting and Management Device”, Patent #7777366, including the associated source code. Under the terms and conditions of the agreement, a portion of the funds received from investor was used to satisfy a debt obligation owed to the Company’s patent filing attorney. As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1, 375,000 shares of common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. The warrants issued are tainted due to the derivative liability, see note 5. On June 23, 2014, the Company defaulted on Secured Promissory 2. As of the date of this filing, the Company continues to work with the holders of the Secured Promissory Notes. The Company is working with the holders of the Secured Promissory Notes and anticipates the parties will be able to resolve the issue amicably. As of September 30, 2014, the Company recorded accrued interest of $8,426.

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

Convertible Note 1. On September 28, 2011, the Company issued a convertible promissory note in the amount of $42,500 to an investor (the “Convertible Note 1”). Convertible Note 1 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 1 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. The convertible note has a variable conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded convertible note as a derivative liability (See Note 5). As a result of the derivative, the Company recorded a debt discount of $34,430. As of December 31, 2012, the discount was fully amortized. On May 2012, the Company issued 137,931 shares of Class A Common Stock to holder of the convertible note for conversion of $8,000 in principal of the convertible note. During the period ended December 31, 2012, the Company was assessed a penalty of $17,250 due to default. On March 2013, the Company issued 591,133 shares of Class A Common Stock to the holder for the conversion of $12,000 in principal of the convertible note. On July 2013, the Company issued 862,069 shares of the Class A Common Stock to the holder of the convertible note for the conversion of $15,000 in principal of the convertible note. On October 2013, the Company issued 2,000,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $7,600 in principal of the convertible note. On April 16, 2014 the Company issued 2,157,895 shares of Class A Common Stock to the holder of convertible note for the conversion of $8,200 in principal of the convertible note. On July 30, 2014 the Company issued 2,268,750 shares of Class A Common Stock to the holder of the convertible note for the conversion of $5,445 in principal of the convertible note. On August 27, 2014 the Company issued 3,384,615 shares of Class A Common Stock to the holder of the convertible note for the conversion of $3,505 in principal and $895 accrued interest of the convertible note. Due to conversion in accordance with the conversion terms; therefore, no gain of loss was recognized. As of September 30, 2014, the note balance was fully converted.

Convertible Note 2. On January 5, 2012, the Company issued a second convertible promissory note in the amount of $42,500 to the same investor (the “Convertible Note 2”). Convertible Note 2 had a maturity date of July 2012 and an annual interest rate of 8% per annum. The holder of Convertible Note 2 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 2 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 2 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $31,748, as of December 31, 2012, the discount was fully amortized. As of December 31, 2012, the Company is in default and was assessed a penalty of $21,250. As of September 30, 2014, the Company has a remaining principal balance due of $63,750 and accrued interest of $13,595.

Convertible Note 3. On December 3, 2012, the Company issued a third convertible promissory note in the amount of $3,000 to the same investor (the “Convertible Note 3”). Convertible Note 3 had a maturity date of September 5, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 3 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 3 has a conversion price of 58% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 3 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $3,000, as of December 31, 2013, the discount was fully amortized. As of December 31, 2013, the Company is in default with the repayment term and was assessed a penalty of $1,500. As of September 30, 2014, the Company has a remaining principal balance due of $4,500 and accrued interest of $535.

Convertible Note 4. On February 21, 2013, the Company issued a fourth convertible promissory note in the amount of $50,000 to the same investor (the “Convertible Note 4”). Convertible Note 4 had a maturity date of November 25, 2013 and an annual interest rate of 8% per annum. The holder of Convertible Note 4 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 4 has a conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 4 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $38,864, as of December 31, 2013, the discount was fully amortized. As of September 30, 2014, the Company has a remaining principal balance due of $50,000 and accrued interest of $6,422.

Convertible Note 5. On April 18, 2013, the Company issued a fifth convertible promissory note in the amount of $22,500 to the same investor (the “Convertible Note 5”). Convertible Note 5 had a maturity date of January 22, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 5 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 5 has a variable conversion price of 45% representing a discount rate of 55% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 5 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $21,824, as of June 30, 2014, the discount was fully amortized and the Company recorded an amortization of discount of 9,368. As of September 30, 2014, the Company has a remaining principal balance due of $22,500 and accrued interest of $2,614.

Convertible Note 6. On August 5, 2013, the Company issued a sixth convertible promissory note in the amount of $10,000 to the same investor (the “Convertible Note 6”). Convertible Note 6 has a maturity date of May 7, 2014 and an annual interest rate of 8% per annum. The holder of Convertible Note 6 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 6 has a variable conversion price of 35% representing a discount rate of 65% of the average of the three lowest closing bid stock prices over the last ten days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 6 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $10,000, as of September 30, 2014, the discount was fully amortized and the Company recorded an amortization of discount of $7,556. As of September 30, 2014, the Company has a remaining principal balance due of $10,000 and accrued interest of $923.

Convertible Note 7. On April 11, 2014, the Company issued a seventh convertible promissory note in the amount of $33,000 to the same investor (the “Convertible Note 7”). Convertible Note 7 has a maturity date of January 14, 2015 and an annual interest rate of 8% per annum. The holder of Convertible Note 7 has the right to convert any outstanding principal and accrued interest into fully paid and non-assessable shares of Common Stock. Convertible Note 7 has a variable conversion price of 50% representing a discount rate of 50% of the average of the three lowest closing bid stock prices over the last thirty days and contains no dilutive reset feature. Due to the indeterminable number of shares to be issued at conversion, the Company recorded Convertible Note 7 as a derivative liability (See Note 5). As a result of the derivative the Company recorded a debt discount of $23,863, as of September 30, 2014, the Company recorded an amortization of discount of $9,102. As of September 30, 2014, the Company has a remaining principal balance due of $33,000 and accrued interest of $1,324.

Secured Promissory Note 1. On June 21, 2013, The Company issued a Secured Promissory note in the amount $55,000 to an investor (the “Secured Promissory Note 1”). Secured Promissory Note 1 has a maturity date of June 23, 2014 and an annual interest rate of 12% per annum. Secured Promissory Note 1 is collateralized with the Company’s Energy Forecasting and Management Device, Patent #7777366, including the associated source code (see Note 3). As an incentive to induce investor, the Company issued a Warrant grant, giving the investor the right, but not the obligation, to purchase 1,375,000 shares of common stock at a fixed price of $0.04 per share, issued on June 21, 2013 and expiring at midnight on June 23, 2016. The warrants issued in 2013 are tainted due to the derivative liability, see note 5. During the period ended June 30, 2014, the Company amended the Promissory note to a convertible note for $55,000 plus 12% interest and a fixed conversion price of $0.01. Due to the note being tainted as a result of the derivative, the Company recorded a debt discount of $61,600, as of September 30, 2014, the Company recorded amortization of discount of $4,765. As of September 30, 2014, the Company has a remaining principal balance due of $55,000 and accrued interest of $8,426. On June 2014, the Company issued 10,800,000 shares of Class A Common Stock to the holder of convertible note for the conversion of $1,080 principal of the convertible note. Due to conversion within the term of the note, no gain or loss was recorded.

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

Tainted Investor Warrants.

The derivative feature of the Convertible Notes taints all existing convertible instruments, and specifically taints the 2,750,000 warrants issued on June 21, 2013 that will mature on June 23, 2016. During the nine months ended September 30, 2014, the Company recognized a gain due to change in fair market value of $7,588.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $288,338 and $169,785 at September 30, 2014 and December 31, 2013 respectively. The change in fair value of the derivative liabilities resulted in a loss of $89,631 for the nine months ended September 30, 2014 and a loss of $37,426 for the same period in the prior year. The loss of $89,631 for the nine months ended September 30, 2014 consisted of a gain of $7,588 attributable to the fair value of warrants, a $77,495 gain in change in market value of on the convertible notes, and loss of $174,714 due to the value in excess of the face value of the convertible notes.

The following table presents the derivative liability value by instrument type at September 30, 2014 and December 31, 2013 respectively:

	September 30, 2014	December 31, 2013
Convertible debentures	$286,754	160,613
Common stock warrants	1,584	9,172
	$288,338	169,785

The following table is a summary of changes in the fair market value of the derivative liabilities during the nine months ended September 30, 2014:

Derivative
Liability
Total
Balance, December 31, 2013	$169,785
Change in fair market value of derivative liabilities due to the mark to market adjustment of warrants	(7,588)
Change in fair market value of derivative liabilities due to the mark to market adjustment of convertible notes	(77,495)
Debt Conversion	(56,541)
Increase in derivative value due to issuance of convertible promissory notes	260,177
Balance, September 30, 2014	$288,338

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2014 and the year ended December 31, 2013:

●	For the Notes an event of default would occur 10% of the time, increasing 5.00% per quarter to a maximum of 50%

●	The Convertible Notes as of September 30, 2014 convert as a percentage of market over previous days at an effective rate of 58.30% through 76.29%

●	The projected volatility curve for each valuation period was based on the annual historical volatility of the company

●	The Holder would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 10%; and

●	The Holder would automatically convert the notes at maturity if the registration was effective and the stock is liquid in the market.

6.	COMMON STOCK

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

The holders of the Class B Participating Cumulative Preferred Super-voting Stock are permitted to vote their shares cumulatively as one class with the Class A Common Stock. The Class B Participating Cumulative Preferred Super-voting Stock pays dividends at 6%. For the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008, and 2007, the Company’s Board of Directors did not declare any dividends. Total undeclared Class B Participating Cumulative Preferred Super-voting Stock dividends as of September 30, 2014, were $146,134.

Class A Common Stock

Issuances of the Company’s common stock during the years ended December 31, 2013 and the nine months ended September 30, 2014 included the following:

Shares Issued for Cash

In 2013, 357,143 shares of Class A Common Stock were sold for $12,500 cash at $0.035 per share. These shares were unissued as of September 30, 2014 and are recorded as Stock Payable.

During the period ended September 30, 2014, there was no common stock sold for cash.

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

On July 30, 2014, the Company issued 2,268,750 shares of Class A Common Stock to the holder of a convertible note for the conversion of $5,445 in principal of the convertible note. Due to conversion within the terms of the note, no gain or loss was recognized.

On August 27, 2014, the Company issued 3,384,615 shares of Class A Common Stock to the holder of a convertible note for the conversion of $3,505 in principal and $895 in interest of the convertible note. Due to conversion within the terms of the note, no gain or loss was recognized.

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

As of December 31, 2010, the Company’s Board of Directors approved 800,000 shares under this plan for issuance. As of September 30, 2014, none of these shares have been granted or issued.

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

As of September 30, 2014, the Company owed Messrs. Davis and Bianco accrued and deferred compensation in the amounts of $254,659 and $254,713 respectively.

On April 2, 2014, we entered into a “Letter of Intent” (the “LOI”) with Beacon Global Partners, LLC, a Wyoming limited liability company (“BGP”). The LOI is precedent to a formal binding Change of Control Agreement. Pursuant to the “LOI”, Shawn Davis, and Thomas Bianco conditionally resigned their positions, as Chief Executive Officer and Chief Financial Officer on the date of filing of the Company’s Form 10-K filed on April 15, 2014. Under the agreement, both Davis and Bianco agree to conditionally suspend their Employment and Severance Agreements. The Company will continue to accrue and defer their payroll until such time that BGP, LLC is able to close, or the “LOI” terminates, whichever comes first. On the date of closing, both Davis and Bianco have agreed to forgive the entire amount of accrued and deferred payroll carried on the Company’s balance sheet through that date.

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

Dispute with Wakabayashi Fund, LLC

On or about July 30, 2013, Wakabayashi Fund, LLC sent an email advertisement to the Company advertising certain financial services, and the Company responded to request further information. In subsequent telephone conversations, Mr. Stone of Wakabayashi Fund, LLC (the “Fund”) stated that he was a finance professional that previously held a high position in a well-known securities firm and regularly provides services for the purpose of funding public companies, and/or finding good companies for his clients to invest in. After several weeks, and during two telephone conversations with the Company’s executive officers, Mr. Stone stated that several of his close colleagues with whom he had a pre-existing relationship had reviewed the Company’s corporate information, agreed to invest immediately in the Company, and were imminently prepared to send checks to the Company, but that he would not advise them to do so until after the Company issued and delivered a stock certificate for 750,000 shares of the Company’s common stock to the Fund. After Mr. Stone assured the Company’s executive officers that the investment was assured, imminent and forthcoming, and that the Company would be receiving the first of many investment checks from accredited investors within a certain time period after the Fund received the stock certificate, the Company agreed to process the now pending stock certificate. The Company negotiated the size of the stock certificate based on the amount of money Mr. Stone claimed the Fund would deliver in the time period and based on promises he allegedly secured from pre-existing relationships, amounting to an aggregate of $100,000 - $200,000 in funds that he stated would begin arriving at the Company within the first few weeks. The Company indicated an urgent need for capital and believed Mr. Stone would fulfill the promise that was bargained for. As of the date of this report, no funds or offers to provide funds for the Company have been forthcoming from any person claiming any relationship with the Fund or Mr. Stone. The Company believes Mr. Stone’s statements were false and made to induce management into delivering the stock certificate. On May 17, 2013, its transfer agent notified the Company that the Fund was attempting to clear a stock certificate. The Company notified its transfer agent to place a stop order on the transaction. On or about July 2, 2013, the Company received an email from its transfer agent with a letter from the Fund’s counsel. On or about July 10, 2013, the Company responded to the Fund’s counsel detailing the facts set forth above and indicated the Company would not process the certificate for 750,000 shares of the Company’s common stock, but in an effort to resolve this matter quickly and efficiently, the Company offered to issue the Fund 50,000 shares of common stock. On September 24, 2013, the Company received a letter from its transfer agent’s counsel in regards to a civil complaint filed by the Fund, naming the Company’s transfer agent as a defendant, requesting issuance of the stock certificate for 750,000 unrestricted shares of the Company’s common stock. The Company has not been named in the suit. As of September 30, 2014 the 750,000 shares remain issued and outstanding.

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

Default of Agreement with vendor for Software

As of September 30, 2014, the Company remains in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software. Due to insignificant revenue and lack of future contract, the Company recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012.

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

During the period, the Company received $130,378 in advances for Company related expenses at 12% with no stated date of maturity. In the event of default, all payments made by the related party to cover Company expenses will be converted into the Company’s common stock at a conversion price of $0.13 per share. As of September 30, 2014, the Company is not in default. As of the period ended September 30, 2014, the Company recorded $12,567 in accrued interest.

As of September 30, 2014, the Company owed Shawn Davis, the Company’s predecessor Chief Executive Officer, and Thomas Bianco, the Company’s predecessor Chief Financial Officer accrued and deferred compensation in the amounts of $254,659 and $254,713 respectively.

In June 2014, 12,000,000 shares were issued to two related parties for services provided to the Company with a value of $150,000, based on market price on the date of grant.

9.	SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue. For the three months ended September 30, 2014 and 2013, we had revenue of $0 and $0, respectively.

Gross Profit. Since we have yet to record and or achieve any significant revenues, we do not have any costs associated with sales, and therefore, there are no gross profits to report.

Operating Expenses. Total operating expense was $(17,958) for the three months ended September 30, 2014, a decrease of $163,680 as compared to the same period in the prior year. A change in the derivative valuation $157,490 was primarily responsible for the decrease.

Net Loss. We generated a net loss of $4,863 for the three months ended September 30, 2014 a decrease of $168,614 as compared to a net loss of $173,477 reported for the same period in the prior year.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue. For the nine months ended September 30, 2014 and 2013, we had revenue of $0 and $950, respectively. We are in the development stage and have limited revenues, as we have been involved in the rollout and testing of our first products into the Texas market.

Gross Profit. Since we have yet to record and or achieve any significant revenues, we do not have any costs associated with sales, and therefore, there are no gross profits to report.

Operating Expenses. Total operating expense was $650,065 for the nine months ended September 30, 2014, a decrease of 434,141 as compared to the same period in the prior year. The decrease for the nine months ended September 30, 2014 was due to a decrease in common stock granted for service of $499,750. Payroll expenses for the nine months ended September 30, 2014 also decreased by 16,080, while consulting expenses increased for the period by $96,083. The derivative valuation loss amounted to an increase of $52,205. Product development expense decreased by $33,820.

Net Loss. We generated a net loss of $714,156 for the nine months ended September 30, 2014 a decrease of $415,392 as compared to a net loss of $1,129,548 reported for the same period in the prior year.

Liquidity and Capital Resources

At September 30, 2014, we had no cash or cash equivalents. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities.

Our operating activities used cash in operations is $163,378 for the nine months ended September 30, 2014, and we used cash in operations of $214,945 for the same comparable period in the prior year. The principal elements of cash flow from operations for the nine months ended September 30, 2014 included a net loss of $714,156 decreased by change in fair value of derivative of $89,631, amortization expense of $30,791.

Cash provided by financing activities was $163,378 for the nine months ended September 30, 2014, compared to cash provided by financing activities of $214,999 during the same period in the prior year.

As of September 30, 2014, current liabilities exceeded current assets by $1,830,099, compared to December 31, 2013, where current liabilities exceeded current assets by $1,341,608. Current assets were $0 in both periods, while current liabilities increased $488,491 to $1,830,099 in September 30, 2014 from $1,341,608 at December 31, 2013. As a result, our working capital deficit increased from $1,341,608 in December 31, 2013 to $1,830,099 at September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are electing scaled disclosure reporting obligations and therefore we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Changes in Internal Control Over Financial Reporting

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2104. Based on this evaluation, our Chief Executive Officer has concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure, were not effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures and they were not effective for the following reasons:

1.	We do not have an audit committee – While we are not legally obligated to have an audit committee, it is the management’s view that such a committee, including an audit committee financial expert, is important for control purposes. Currently, the Board of Directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2014, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and we did not require dual signature on our Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

3.	We did not implement appropriate information technology controls – As of September 30, 2014, we retained copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	Due to our small size, we do not have segregation of accounting or management duties, which is a deficiency in our disclosure controls. We are currently working on acquiring certain resources to cure this deficiency.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. As a result of its review, management identified material weaknesses in our internal control over financial reporting as described above. Based on this evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Management acknowledges that as a smaller reporting entity, it is difficult to have adequate accounting staff to perform appropriate additional reviews of the financial statements.

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

Default of Agreement with vendor for Software

As of September 30, 2014, the Company remains in default under the terms and conditions of an agreement with a software vendor. The vendor has not previously prevented access to the software and continues to bill the Company for its respective monthly payments. The Company is not currently using the software. Due to insignificant revenue and lack of future contract, the Company recognized full impairment of $74,269 related to the software license as of the balance sheet date of December 31, 2012.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are electing scaled disclosure reporting obligations and therefore we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We did not default upon any senior securities during the quarter ended September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

ATTUNE RTD, INC.

Date: November 19, 2014	By:	/s/ Kenneth J. Miller Jr.
Kenneth J. Miller, Jr.
Chief Executive Officer and Principal Financial Officer

